Form 10QSB
period 1996-04-30
CAREADVANTAGE INC
filed 1996-06-27
CIK 937252

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996


                         COMMISSION FILE NUMBER 0-26168


                               CAREADVANTAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              52-1849794
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                            Identification Number)

485-C ROUTE 1 SOUTH, ISELIN, NEW JERSEY                                    08830
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (908) 602-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---


                                   64,726,610
        Number of shares of Common Stock outstanding as of June 14, 1996

                  Transitional Small Business Disclosure Format
                                  Yes  X  No
                                      ---    ---





          This is Page 1 of 17 Pages. The exhibit index is on Page 16.

                               CAREADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                   ASSETS                                     APRIL 30,      OCTOBER 31,
                                   ------                                       1996            1995*
                                                                                ----            -----
Current assets:
     Cash and equivalents                                                   $  2,305,911    $    536,471
     Due from customers, net of allowances                                     1,137,228          86,579
     Other current assets                                                         64,617          68,971
                                                                            ------------    ------------

         Total current assets                                                  3,507,756         692,021

Restricted cash account                                                          480,318
Property and equipment (net)                                                   1,839,954       2,077,395
Intangible assets (net)                                                        4,569,008       1,576,091
Other assets                                                                      80,084          87,170
                                                                            ------------    ------------

                                                                            $ 10,477,120    $  4,432,677
                                                                            ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------
Current liabilities:
     Current portion of long-term debt                                      $    376,002    $    558,410
     Accounts payable                                                          1,100,103       1,265,219
     Accrued expenses and other current liabilities                            2,074,030       1,778,484
                                                                            ------------    ------------

         Total current liabilities                                             3,550,135       3,602,113

Capital lease obligations, less current portion                                1,493,178       1,493,178

Notes payable, less current portion                                            5,827,132              --

Commitments and contingencies

Stockholders (deficit):
     Common stock - par value $.001 per share; authorized
     100,000,000 shares; issued and outstanding 65,149,464 and 41,726,510         65,149          41,726
     Additional capital                                                       16,658,010      15,658,333
     Accumulated deficit                                                     (17,116,484)    (16,362,673)
                                                                            ------------    ------------

         Total stockholders' deficit                                            (393,325)       (662,614)
                                                                            ============    ============

                                                                            $ 10,477,120    $  4,432,677
                                                                            ============    ============

*Reclassified to conform to current period classification.




        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    APRIL 30,                     APRIL 30,
                                               -------------------           -------------------
                                               1996          1995*           1996          1995*
                                               ----          -----           ----          -----
Net revenues                               $ 3,416,734    $   719,887    $ 7,464,124    $ 2,641,392

Costs of services                            2,289,292        362,263      4,719,504      2,215,558
                                           -----------    -----------    -----------    -----------

Gross profit                                 1,127,442        357,624      2,744,620        425,834

Operating expenses:
     Selling, general and administration       980,803      1,274,223      2,060,214      2,928,938
     Depreciation and amortization             300,181        249,541        539,726        553,336
     Interest                                  140,469                       195,005
     Other costs                               703,486                       703,486        300,000
                                           -----------    -----------    -----------    -----------
         Total operating expenses            2,124,939      1,523,764      3,498,431      3,782,274
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $  (997,497)   $(1,166,140)   $  (753,811)   $(3,356,440)
                                           ===========    ===========    ===========    ===========

NET LOSS PER SHARE OF COMMON STOCK         $     (0.02)   $     (0.03)   $     (0.01)   $     (0.08)
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                            59,164,000     41,727,000     50,445,000     41,727,000
                                           ===========    ===========    ===========    ===========



*Reclassified to conform to current period classification.






        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                APRIL 30,
                                                                             ----------------
                                                                           1996           1995
                                                                           ----           ----
Operating activities:
     Net (loss)                                                        $  (753,811)   $(3,356,440)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                     539,726        553,336
         Deposit written off for abandoned acquisition                                    300,000
         Expense associated with issuance of warrants                       98,000
     Change in assets and liabilities:
         Due from customers                                             (1,050,650)        59,145
         Other assets                                                       11,441       (221,398)
         Restricted cash account                                          (480,318)
         Accounts payable                                                 (165,115)       (28,919)
         Accrued expenses and other liabilities                            339,896        831,445
                                                                       -----------    -----------
              Cash used by operating activities                         (1,460,831)    (1,862,831)
                                                                       -----------    -----------

Investing activities:
     Capital expenditures                                                  (11,428)      (101,637)
     Acquisition of additional software development costs                 (179,462)
     Acquisition of licensing fee                                                      (1,000,000)
     Acquisition of CHCM (cash proceeds-net of transaction costs)          750,612
                                                                       -----------    -----------
              Cash provided from (used by) investing activities            559,722     (1,101,637)
                                                                       -----------    -----------

Financing activities:
     Advances from a former affiliate - capitalized                                     1,433,392
     Principal payments under long-term debt                              (254,451)
     Proceeds from issuance of note payable                              2,000,000
     Net proceeds from issuance of common stock                            925,000
                                                                       -----------    -----------
              Cash provided from financing activities                    2,670,549      1,433,392
                                                                       -----------    -----------

Net increase (decrease) in cash                                          1,769,440     (1,531,076)

Cash and equivalents - beginning of period                                 536,471      3,645,430
                                                                       -----------    -----------

Cash and equivalents - end of period                                   $ 2,305,911    $ 2,114,354
                                                                       ===========    ===========


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                                                       COMMON STOCK
                                                                       ------------
                                                                   NUMBER OF   PAR VALUE   ADDITIONAL    ACCUMULATED   STOCKHOLDERS'
                                                                    SHARES     AMOUNT       CAPITAL       (DEFICIT)      (DEFICIT)
                                                                    ------     ------       -------       ---------      ---------
BALANCE AS OF OCTOBER 27, 1993                                                            $     1,000                  $      1,000
Acquisition of CAHS by Primedex                                                             6,000,000                     6,000,000
Capitalization of advances from Primedex                                                    6,802,431                     6,802,431
Stock dividend to Primedex stockholders                            40,026,510   $40,026       (40,026)                            0
October 1994 stock transferred for Primedex debenture holders       1,700,000     1,700        (1,700)                            0
Net (loss) for the year ended October 31, 1994                                                          $ (3,370,771)

                                                                   ----------   -------   -----------   ------------   ------------
BALANCE AS OF OCTOBER 31, 1994                                     41,726,510    41,726    12,761,705     (3,370,771)     9,432,660

Capitalization of advances from Primedex                                                    2,896,628                     2,896,628
Net (loss) for the year ended October 31, 1995                                                           (12,991,902)   (12,991,902)

                                                                   ----------   -------   -----------   ------------   ------------
BALANCE AS OF OCTOBER 31, 1995                                     41,726,510    41,726    15,658,333    (16,362,673)      (662,614)

Issuance of common stock in connection with financing transaction  23,419,204    23,419       976,581                       999,677
Issuance of common stock to employee                                    3,750         4        23,419                        23,423
Net (loss) for the six months ended April 30, 1996                                                          (753,811)      (753,811)

                                                                   ----------   -------   -----------   ------------   ------------
BALANCE AS OF APRIL 30, 1996                                       65,149,464   $65,149   $16,658,333   $(17,116,484)  $   (393,325)
                                                                   ==========   =======   ===========   ============   ============





        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1996
                                   (UNAUDITED)


         CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), operates in one business segment, providing health care cost containment services to health care insurers and other health services organizations to reduce the costs of medical services provided to their subscribers without reducing the quality of service.

BASIS OF PREPARATION:

The accompanying financial statements as at April 30, 1996 and for the six month and three month periods ended April 30, 1996 and 1995 are unaudited; however, in the opinion of the management of the Company, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the information presented.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 1995.

The results of operations for any interim period are not necessarily indicative of the results for a full year.

CHANGE IN CONTROL:

On February 22, 1996, CAI completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") which resulted in control of CAI being transferred to CW Ventures and BCBSNJ. CW Ventures is a New York limited partnership operating as a venture capital fund and managed by a general partner, CW Partners III ("CW Partners").

The transactions included the sale to CW Ventures pursuant to a $150,000 loan extended by CW Ventures on February 6, 1996 (the "Bridge Financing") of a $150,000 promissory note (the "Bridge Note") and the subsequent sale to CW Ventures on February 22, 1996 for an additional $2,850,000 in cash payments by CW Ventures (less $75,000 of CW Ventures' expenses reimbursed by CAI) and in exchange for and in cancellation of the Bridge Note; of 23,419,204 shares of CAI common stock (at a purchase price of $0.0427 per share) and a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note") issued by CAHS pursuant to a securities purchase agreement (the "Purchase Agreement"). The CW Note, which is guaranteed by CAI, and CHCM, and which is secured by substantially all of the assets of CAI and its subsidiaries, is exchangeable into that number of shares of CAI common stock as would equal approximately 23 1/3% of the outstanding shares on a fully diluted basis so that the 23,419,204 shares issued to CW Ventures together with the shares issuable upon exchange of the CW Note would comprise approximately 35% of the outstanding shares of CAI common stock on a fully diluted basis. In addition, in connection with the Bridge Financing, CAI issued to CW Ventures for nominal consideration, five-year warrants (the "CW Warrants") exercisable to purchase 1,000,000 shares of CAI common stock at a exercise price per share equal to the lower of (i) $0.16 or (ii) 80% of the average of the closing bid price per share of CAI common stock in the over-the-counter market of the period commencing January 3, 1996 and ending on March 3, 1996.

Concurrently with the February 22, 1996 closing of the Purchase Agreement, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC") pursuant to a stock acquisition agreement (the "Acquisition Agreement"). The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "EHC Note"), guaranteed by CAI and CHCM and secured by substantially all of the assets of CAI and its subsidiaries.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1996
                                   (UNAUDITED)


The EHC Note is exchangeable into that number of shares of CAI common stock as would equal approximately 40% of the outstanding shares on a fully diluted basis.

At the closing of the Acquisition Agreement, CHCM, executed an approximately seven-year services agreement terminating on December 31, 2002 (the "Services Agreement") providing for the continued rendering of cost containment services by CHCM to BCBSNJ. The Services Agreement required BCBSNJ to pay a monthly "interim payment'" of $833,333 to CHCM with respect to each service month in calendar 1996 and in subsequent years, to pay a monthly service fee reduced by a "trailing monthly adjustment" based on performance. At the closing, BCBSNJ paid an aggregate $731,679 to CHCM representing the balance of the outstanding intercompany payables as of January 31, 1996. The Services Agreement permits BCBSNJ to terminate same with or without cause, the latter on 90 days prior notice. In the event of termination without cause prior to January 1, 2001, BCBSNJ is required to pay liquidated damages to CHCM equal to (i) 40% of the fair market value of CAI as of such Termination Date after giving effect to BCBSNJ's required payments, plus (ii) the present value of the future valuation of the Services Agreement over the remainder of the first five years of the Services Agreement, plus (iii) the present value of the future valuation of any third party contract that CAI can establish was lost due to such termination without cause. Although generally, CW Ventures on the one hand and EHC and BCBSNJ on the other have equal rights to the Collateral securing the obligations pursuant to the CW Note and the EHC Note, the parties have executed an inter-creditor agreement which provides, among other items, that (i) CW Venture's security interest asserted against any Collateral shall be subordinate to BCBSNJ's rights under a certain section of the Services Agreement (which provides BCBSNJ with certain rights upon termination of the Services Agreement by BCBSNJ with or without cause), (ii) BCBSNJ's and EHC's security interests in Collateral other than receivables and cash proceeds therefrom shall be subordinate to CW Venture's rights to the Collateral except to the extent necessary to permit BCBSNJ to effect the terms of a certain section of the Services Agreement, and (iii) EHC and BCBSNJ agree to take no action to enforce their rights respecting the Collateral unless the Services Agreement is terminated by BCBSNJ or CW Ventures has attempted to enforce any of its rights respecting the Collateral.

Because CAI does not have a sufficient number of authorized but unissued shares of common stock to permit issuance of the required number of shares upon exchange of the CW Note and the EHC Note, CAI has agreed to submit and, pursuant to action taken at the June 6, 1996 Board of Directors meeting of CAI, did approve for submission to its stockholders a proposed amendment to its certificate of incorporation changing its authorized shares and effecting a reverse stock split of its outstanding common stock (the "Charter Amendment"), which if adopted, would permit the full exchange of all such Notes. Upon the effectiveness of such Charter Amendment and upon compliance with certain other conditions, the EHC Note will be automatically exchanged into approximately 40% of the outstanding shares of CAI's common stock on a fully diluted basis. In the event that the Charter Amendment does not become effective prior to June 30, 1996, CW Ventures will be entitled to be paid a $500,000 fee by CAI. The Company is currently taking steps to amend its Charter; however should it not be able to effectuate this Amendment by June 30, 1996, it hopes to get an extension of time to do so. There is no assurance, however, that it shall receive such extension of time.

With respect to the CW Note, the holder has the right, at its option, at any time and from time to time until the June 30, 1998 maturity date, to exchange the Note in whole or in part, for additional shares of CAI common stock. On the maturity date, assuming the Charter Amendment has been duly adopted, the Services Agreement is in full force and effect and certain other conditions are complied with, the remaining principal balance of the CW Note will be automatically exchanged into shares of CAI common stock. Exchange by CW Ventures of the entire principal amount of the CW Note for shares of CAI common stock, together with the 23,419,204 shares of CAI common stock previously issued to CW Ventures as described above, will result in CW Ventures owning approximately 35% of the outstanding shares of CAI common stock on a fully diluted basis.

The percentage ownership interests of CW Ventures and of BCBSNJ (through EHC) in CAI's common stock are subject to increase if CAI fails to realize at least $15 million in net revenues for its fiscal year ending October 31, 1996 or fails to realize at least $1 million in adjusted earnings before income tax ("EBIT") in such period (with respect to the EHC Note) or at least $2 million in EBIT (with respect to the CW Note). Failure by CAI to realize at

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1996
                                   (UNAUDITED)


least $15 million in net revenues for such period will result in an increase in CW Ventures' and BCBSNJ's equity interests in CAI to approximately 45% each (on a fully diluted basis). Failure by CAI to realize at least $1 million in EBIT for such period will result in an increase in BCBSNJ's equity ownership in CAI on a fully diluted basis based upon the difference between the actual EBIT and $1 million varying from 2% (to 42%) to 5% (to 45%). Similarly, failure by CAI to realize at least $2 million in EBIT for such period will result in an increase in CW Ventures' equity ownership in CAI on a fully diluted basis based upon the difference between the actual EBIT and $2 million varying from 3% (to 38%) to 10% (to 45%). No increase in percentage ownership is required in either case if CAI realizes at least $15 million in net revenues and at least $1 million in EBIT for the period (with respect to the EHC Note) and at least $2 million in EBIT for the period (with respect to the CW Note). Based upon the level of revenues and results of operations to date and anticipated results for the balance of the current fiscal year, management does not expect the aforementioned revenue and income thresholds to be met. As a result, it is likely that additional shares of the Company's Common Stock will be issued to CW Ventures and EHC, resulting in further dilution of ownership of other shareholders.

In connection with the investment by CW Ventures and CAHS' acquisition of CHCM, CW Ventures, EHC and CAI have entered into a stockholders' agreement (the "Stockholders' Agreement") relating to the future governance of CAI. Pursuant to the Stockholders' Agreement, CW Ventures and EHC have agreed to vote their shares of CAI common stock to maintain a seven-person Board of Directors to be comprised of the following members: (i) two designees of CW Ventures, (ii) two designees of EHC, (iii) two members of CAI's management acceptable to CW Ventures and EHC, and (iv) one non-employee director acceptable to CW Ventures and EHC.

The Stockholders' Agreement also prohibits CAI from taking certain actions without the consent of CW Ventures and its designees to the Board of Directors and also provides CW Ventures and EHC with pro rata rights of first refusal with respect to any proposed issuance by CAI of its debt or equity securities (other than pursuant to a registered public offering). In addition, CW Ventures and EHC each have a right of first refusal with respect to any proposed transfer of CAI common stock by the other party which exceeds 1% of CAI's total outstanding common stock, other than with respect to public sales and distributions of shares of common stock by CW Ventures to its partners in the ordinary course of business. The Stockholders' Agreement also provides CW Ventures with the right to purchase EHC's shares of CAI common stock in the event that the Services Agreement is terminated by BCBSNJ. CAI is also prohibited from taking certain actions without the consent of EHC or EHC's designees to the Board of Directors. The rights granted by the Company to CW Ventures described above terminate on the later to occur of (i) February 22, 1998 and (ii) the date the CW Note is exchanged for common stock, provided that such rights will terminate earlier if CAI realizes net income of at least $400,000 in any consecutive full four (4) fiscal quarters. In the event that CW Ventures' approval rights terminate and it holds at least 5% of the outstanding CAI common stock, CW Ventures will possess the same approval rights granted to EHC for as long as EHC possesses such rights. The Stockholders' Agreement itself terminates on the later to occur of
(i) each of EHC and CW Ventures having less than 5% of the outstanding CAI common stock, (ii) the termination of the Services Agreement and (iii) February 22, 1998.

In connection with its investment, CW Ventures obtained proxies to vote a total of 10,300,000 shares of common stock, subject to certain limitations. John Petillo, CAI's former Chairman of the Board of Directors and Chief Executive Officer, granted CW Ventures a proxy dated February 22, 1996 with respect to 8,600,000 shares of common stock owned by him (the "Petillo Proxy"), which terminates upon the earlier of (i) adoption of the Charter Amendment and (ii) June 30, 1996, and CAI granted CW Ventures a proxy dated February 22, 1996 with respect to 1,700,000 shares of common stock over which the Board has voting power (the "CAI Proxy"), which terminates upon the earlier of (i) adoption of the Charter Amendment and (ii) the registration and public distribution of the shares subject to the proxy in accordance with the terms of the Separation Agreement dated April 20, 1995 between CAI and Primedex Health Systems, Inc. (a copy of which is filed as an exhibit to CAI's Registration Statement on Form S-1 (File No. 33-89176)). Through its ownership of the 23,419,204 shares issued pursuant to the Purchase Agreement and the shares it is permitted to vote through the Petillo Proxy and the CAI Proxy, it is anticipated that at the time of a stockholder meeting or any action taken by written consent, CW Ventures will possess the right to vote a sufficient number of shares of CAI common stock to effect the proposed Charter Amendment.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1996
                                   (UNAUDITED)



Pursuant to a registration rights agreement dated as of February 22, 1996 among CAI, CW Ventures, EHC, CAI is required to file a "shelf" registration statement with the Securities and Exchange Commission on or prior to June 30, 1996, and to use its best efforts to have such registration statement declared effective as soon thereafter as possible, covering the shares of common stock issued to CW Ventures and the shares issuable upon exchange of the CW Notes and the EHC Note, so as to permit the public offering and distribution of such shares. There is no requirement that any of such shares will be distributed pursuant to such registration statement.

ACQUISITION OF CHCM:

In connection with the change of control of the Company (see "Change in Control" above), on February 22, 1996, the Company's wholly-owned subsidiary, CAHS acquired all of the stock of CHCM, a former subsidiary of BCBSNJ. CHCM's operating activities consisted of providing health care containment services, including utilization review and case management to BCBSNJ. While the acquisition of CHCM was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and BCBSNJ whereby the Company had effective control and responsibility of the day to day operations of the BCBSNJ's former subsidiary.

In consideration of the Company's acquisition of all of the issued and outstanding stock of CHCM from BCBSNJ, the Company issued a $3,600,000 8% Exchangeable Note (the "Exchangeable Note") to a wholly-owned subsidiary of BCBSNJ. The Exchangeable Note will be automatically exchanged, subject to certain conditions, into approximately 40% of the outstanding shares of common stock of the Company on a fully diluted basis. The Exchangeable Note becomes due and payable on June 30, 1998 in the event such note is not exchanged for stock prior to such date.

The transaction was accounted for as a purchase of CHCM for $3,600,000. The excess of the purchase price of $3,600,000 over the fair value of CHCM's assets of $3,076,850 was recorded as goodwill and is being amortized on a straight line basis over ten years.

The following unaudited proforma statement of operations for the six month periods ended April 30, 1996 and 1995, give effect to the purchase transaction as though such transaction occurred at November 1, 1995 and November 1, 1994, respectively, the beginning of the fiscal years.

                                                             Six Months Ended April 30,
                                                             --------------------------
                                                                1996            1995
                                                                ----            ----
     Net revenues                                           $  7,386,455    $  6,627,334
     Net loss                                                   (812,525)     (2,867,182)
     Net loss per share of common stock                     $       (.01)   $       (.04)
     Weighted average number of common shares outstanding     65,149,464      65,149,464

SETTLEMENT OF ARBITRATION AND SEPARATION AGREEMENT:

Effective April 4, 1996, a settlement agreement was reached between an employee and CAHS and was guaranteed by the Company. The employee voluntarily resigned from his employment effective April 11, 1996. In connection therewith, CAHS and the Company agreed to payments settling all claims aggregating $592,500. A payment in the amount of $120,000 was made to the former employee on April 12, 1996. The balance of $472,500 is in the form of a promissory note with an interest rate of 7% per annum to be paid over 36 equal monthly installments of $14,589.43 commencing May 4, 1996. The promissory note is secured by an irrevocable standby letter of credit secured by a declining balance, interest bearing restricted cash investment account.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1996
                                   (UNAUDITED)



SUBSEQUENT EVENTS:

Resignation of Officer / Directors:

An officer of CAI tendered his resignation as Vice President, Chief Financial Officer and Treasurer and Director. In connection with his resignation, the former officer is to receive severance payments aggregating approximately $130,000. In accordance therewith, the Company recorded a charge of $130,000 in the current quarter.

Additionally, an officer of CAHS tendered his resignation from the Board of Directors of CAI effective May 23, 1996 but will continue to function as President and CEO of CAHS.

Board Actions:

At a meeting of the Board of Directors held on June 6, 1996, the directors resolved to adopt proposed amendments to the Company's Certificate of Incorporation to: (i) effectuate a "one-for-six" reverse stock split of the Company's common stock in lieu of the "one-for-twenty" reverse stock split previously adopted but not yet submitted for shareholder approval, (ii) reduce its authorized number of shares of common stock to 90,000,000 shares, (iii) authorize 10,000,000 shares of a newly created class of preferred stock with a par value of $.10 per share. The preferred stock shall be issuable in such series and with such dividend rates, redemption, prices, preferences and conversion or other rights as the Board of Directors may determine at the time of issuance. In addition, the Board of Directors adopted the 1996 Incentive and Non-Incentive Stock Option Plan ("the Incentive Plan") and the Director Stock Option Plan (the "Directors Plan"). All such proposals will be submitted to the shareholders for approval.

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Reference is made in the accountants report to the Company's financial statements included with the annual report filed on Form 10-KSB as amended, for the fiscal year ended October 31, 1995. Although the Company has experienced significant operating losses on a consolidated basis, resulting in a deficit equity position, management has recently taken several steps to build on what it believes to be a successful business model, including an infusion of equity capital and acquisition of CHCM. By continuing to provide high quality health care cost containment services to its existing customer base of five Blue Cross and Blue Shield plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment. Additionally, while the Company may have to seek additional financing to accomplish its objectives, management intends to secure appropriate capital as the business needs warrant. There is no assurance, however, that such financing will be received on a timely basis or on acceptable terms to the Company.

CAI has had a short operating history during which it devoted substantially all of its efforts in establishing new business. During mid-1994, the Company recruited most of the members of its management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized by the Company from the inception of operations through October 31, 1994, as its principal operations were those of a development stage company. Effective with November 1,1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from its interim and long-term service agreements.

The Company recently entered into a series of transactions resulting in cash receipts of approximately $3,500,000 and a long-term service agreement with its largest customer, which provides for the receipt of an additional $10,000,000 over a twelve month period. However, as a result of the Company's inability to meet certain performance goals defined in the long-term Service Agreement, it is likely that as much as $2,000,000 will have to be returned to BCBSNJ during calendar year 1997. See "Notes to Financial Statements - Change of Control and Acquisition of CHCM".

REORGANIZATION

As a result of the recent series of transactions consummated by the Company which resulted in a change in control of the Company and the acquisition of CHCM (see "Notes to Financial Statements - Change in Control and Acquisition of CHCM"), the Board of Directors and management have taken and expect to take certain actions to increase revenues, reduce and re-deploy personnel and other costs and ultimately increase shareholder value.

Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. In addition, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service in light of anticipated changes in the healthcare industry, the cost to enter such line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

As a result of the reorganization efforts to date, the Company has recorded a charge to operations of approximately $700,000 for certain employment severance costs, and direct expenses related to the change in control and reorganization. Such costs are included in "Other expenses" on the consolidated statement of operations (see "Other

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


costs" below). Management anticipates future charges to operations for such costs, although the amounts and timing can not yet be estimated with reasonable accuracy.

NET REVENUES:


                                                                              Six Months Ended
                                                                              ----------------
                                                                April 30, 1996                 April 30, 1995
                                                                --------------                 --------------
                                                             Amount          Percent       Amount           Percent
                                                             ------          -------       ------           -------
Net revenues from fixed fee arrangements                  $ 4,550,453          59%       $1,882,871           71%
                                                          -----------                    ----------

Gross revenues from performance-based
arrangements                                                3,991,488          52%          653,332           25%
Less:  provision for allowances                            (1,448,817)        -16%               -0-
                                                          -----------                    ----------
Net revenues from performance-based arrangements            2,542,671                       653,332

Consulting revenues                                           371,000           5%          105,189            4%
                                                          -----------         ---        ----------          ---
      Total net revenues                                  $ 7,464,124         100%       $2,641,392          100%
                                                          ===========         ===        ==========          ===

The Company currently provides services to five customers, two of which accounted for a substantial portion of its revenues during the current three and six month periods. The Company's contracts with its customers are complicated. For example, contracts that provide for performance incentives require data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because claims data typically lags the Company's actual performance by several months, it is difficult to ensure maximum accuracy when recording incentive revenues. For these and other reasons, management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, a renegotiation of the contract itself.

Net revenues for the six months and three month periods ended April 30, 1996 were $7,464,124 and $3,416,734, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of $2,641,392 and $719,887. The increases in the six and three months periods of $4,822,732 (or 182%) and $2,696,847 (or 375%) were primarily attributable to the securement and service of additional contracts that were entered into subsequent to the periods of the prior fiscal year, as well as the revised contract with BCBSNJ entered into in connection with the acquisition of CHCM.

The current six and three month periods were adversely impacted by an allowance aggregating $1,448,817 as a result of having recently received revised information from certain customers that was inconsistent with the information previously submitted by them or as reflected in the respective customer's contract. Management is currently in negotiations with one such customer and intends to commence discussions with another to resolve these inconsistencies. Additionally, the current three month period was favorably impacted by the receipt of information resulting in the recognition of additional revenues of $461,769 relating to prior contract periods.

Revenues from at-risk performance-based service contracts (where the majority of revenues are typically earned) generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contact as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins are dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Notwithstanding the Company's ability to enter into additional contracts with new customers or expand its services to existing customers, management anticipates that net revenues for the next several quarters will approximate $3,000,000 per quarter. Based upon the level of revenues and results of operations to date and anticipated results for the balance of the current fiscal year, management does not expect the Company to meet certain revenue and income thresholds pursuant to agreements entered into in connection with the change in control of the Company. See "Notes to Financial Statements - Change in Control." As a result, it is likely that additional shares of the Company's Common Stock will be issued to CW Ventures and EHC, resulting in further dilution of ownership of other shareholders.

COST OF SERVICES:

Cost of services for the three and six months ended April 30, 1996 were $2,289,292 and $4,719,504, respectively, compared to $362,263 and $2,215,558 in the corresponding periods of the prior fiscal year. The increases in the cost of services were due to additional costs incurred pursuant to contracts with customers during the current periods that did not exist in the prior periods, in particular, the costs associated with the service of BCBSNJ pursuant to the Interim Services Agreement entered into with BCBSNJ, which became effective on April 1, 1995.

OPERATING EXPENSES:

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative costs during the six and three month periods ended April 30, 1996 were $2,060,214 and $980,803, respectively, compared to $2,928,938 and $1,274,223 in the corresponding periods of the prior fiscal year. The decreases in the current periods was due primarily to decreases in the personnel costs, professional fees and consulting fees, offset in part, by increases in facility costs as a result of the Company's relocation to its new facility. Selling and marketing costs during the periods presented were minimal.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that management will be successful in reducing general and administrative costs by any material amount.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization of $539,726 during the six month period ended April 30, 1996 reflects amortization of software license fees of $100,000; amortization of goodwill arising in connection with the acquisition of CHCM of $49,616 and amortization and depreciation of property and equipment of $390,110. Amortization and depreciation is expected to approximate $325,000 per quarter in the foreseeable future.

INTEREST EXPENSE:

Interest expense during the six months ended April 30, 1996 of $195,005 is comprised of interest expense incurred on the CW Note of $30,486 and EHC Note of $51,019, which arose in connection with the change in control of the Company and acquisition of CHCM. See "Notes to Financial Statements - Change in Control and Acquisition of CHCM." In addition, approximately $106,000 was incurred pursuant to the capital lease obligations.

Interest expense related to the debt instruments issued in connection with the change in control and acquisition of CHCM will cease should such debt instruments be exchanged into shares of Common Stock of the Company pursuant to the terms of the agreements.

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER COSTS:

Other costs of $703,486 in the current six and three month periods represents costs incurred in connection with the change in control and related reorganization (see "Reorganization" above) that the Company does not deem as recurring operating expenses, however, as discussed above, certain expenses within this component of the statement of operations may continue to be incurred in the future. Expenses reflected in "Other costs" include severance and separation costs related to the change in control and reorganization of approximately $538,000, professional fees related to the change in control of approximately $68,000 and costs associated with the issuance of warrants in connection with the change of control transaction of $98,000.

LOSS FROM OPERATIONS:

Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely effect the operations of the Company.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

At April 30, 1996, the Company had cash of $2,306,000 and working capital deficiency of approximately $42,000. At October 31, 1995, the Company's cash balance was $536,000 and it had a working capital deficiency of approximately $2,910,000. The improvement in both measures of liquidity was due to the receipt of approximately $3,500,000 from CW Ventures and BCBSNJ pursuant to the transactions resulting in the change of control of the Company and acquisition of CHCM. See Notes to Financial Statements - Change in Control and Acquisition of CHCM".

Since the Company's inception, the Company's operating activities have not generated sufficient cash to fund its operations; as a result, the Company has relied on the sales of capital stock , capital contributions and guarantees by thirds parties of debt to fund its operating activities and capital expenditures. Recently, the Company secured equity financing from the CW Group (see "Notes to Financial Statement - Change in Control"). The CW Group is a specialized venture capital organization whose focus is on health care related industries. Management views positively the addition of both capital and expertise from the CW Group. The CW Group's representatives on the Board of Directors of the Company have assisted management over the past several months with strategy. And while the Company's current level of liquidity may not be sufficient in the future to accommodate the Company's growth plans, management intends to secure appropriate capital to accomplish its objectives. There is no assurance, however, that such financing will be received on a timely basis or on acceptable terms to the Company. See "Financing" below.

FINANCING:

Amounts payable pursuant to long-term financing arrangements as of April 30, 1996 were approximately $7,700,000. A substantial portion ($5,600,000) of such debt arose in connection with the transactions resulting in the change of control of the Company and acquisition of CHCM (see Notes to Financial Statements Change in Control and Acquisition of CHCM") and consists of a $2,000,000 8% Exchangeable Note maturing on June 30, 1998 issued to CW Ventures by CAHS and a $3,600,000 8% Exchangeable Note maturing June 30, 1998 issued to a wholly-owned subsidiary of BCBSNJ by CAHS. It is expected that both notes will be exchanged into shares of CAI common stock upon the approval by the shareholders of certain amendments to the Company's Certificate of

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Incorporation, which will among other things, authorize a sufficient number of additional shares of common stock to accommodate any such exchange.

The balance of the debt consists primarily of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years and bears interest at 11.39% per annum. This Master Lease arrangement is guaranteed by BCBSNJ.

                               CAREADVANTAGE, INC.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in certain actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these actions is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None

         Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K, dated June 6, 1996.

                               CAREADVANTAGE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CareAdvantage, Inc.
                                             (Registrant)


June 16, 1996                       /s/ Thomas Riley
                                    --------------------------------------------
                                    Thomas Riley
                                    Acting President and Chief Executive Officer

June 16, 1996                       /s/ Richard J. Strobel
                                    --------------------------------------------
                                    Richard J. Strobel
                                    Vice President and Chief Financial Officer

                                EXHIBIT INDEX





Exhibit No.                                 Description
- -----------                                 -----------


    27                                 Financial Data Schedule