Form 10QSB
period 1996-07-31
CAREADVANTAGE INC
filed 1996-09-19
CIK 937252

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


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

                                   65,149,464
      Number of shares of Common Stock outstanding as of September 18, 1996

                  Transitional Small Business Disclosure Format
                                 Yes  X   No
                                     ---     ---

          This is Page 1 of 18 Pages. The exhibit index is on Page 17.

                               CAREADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                   ASSETS                                    JULY 31,            OCTOBER 31,
                                                                              1996                  1995*
                                                                              ----                  ----
Current assets:
     Cash and equivalents                                                  $  1,524,438          $    536,471
     Due from customers                                                       2,492,897                86,579
     Other current assets                                                       100,933                68,971
                                                                           ------------          ------------
         Total current assets                                                 4,118,268               692,021

Restricted cash account                                                         483,283
Property and equipment                                                        1,713,459             2,077,395
Intangible assets                                                             4,279,898             1,576,091
Other assets                                                                     79,184                87,170
                                                                           ------------          ------------
                                                                           $ 10,674,092          $  4,432,677
                                                                           ============          ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term debt                                         $496,394          $    558,410
     Accounts payable                                                           642,000             1,265,219
       Due to customers                                                       2,073,094
     Accrued expenses and other current liabilities                           2,180,984             1,778,484
                                                                           ------------          ------------
         Total current liabilities                                            5,392,472             3,602,113

Capital lease obligations, less current portion                               1,493,178             1,493,178

Notes payable, less current portion                                           5,827,132                   ---

Commitments and contingencies

Stockholders (deficit):
     Common stock - par value $.001 per share; authorized
      100,000,000 shares; issued and outstanding 65,149,464
      and 41,726,510                                                             65,149                41,726
     Additional capital                                                      16,657,910            15,658,333
     Accumulated deficit                                                    (18,761,749)          (16,362,673)
                                                                           ------------          ------------
         Total stockholders' deficit                                         (2,038,690)             (662,614)
                                                                           ------------          ------------
                                                                           $ 10,674,092          $  4,432,677
                                                                           ============          ============


*Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           JULY 31,                               JULY 31,
                                                   -----------------------               -----------------------
                                                   1996               1995*              1996               1995*
                                                   ----               ----               ----               ----
Net revenues                                   $ 2,313,715        $ 3,316,534        $ 9,777,839        $ 5,957,926

Costs of services                                1,976,531          2,922,524          6,696,035          5,138,082
                                               -----------        -----------        -----------        -----------
Gross profit                                       337,184            394,010          3,081,804            819,844

Operating expenses:
     Selling, general and administration         1,193,013          2,263,274          3,253,227          5,191,349
     Depreciation and amortization                 332,772            321,906            872,498            876,105
     Interest                                      156,664                               351,669
     Other costs                                   300,000                             1,003,486            300,000
                                               -----------        -----------        -----------        -----------
         Total operating expenses                1,982,449          2,585,180          5,480,880          6,367,454
                                               -----------        -----------        -----------        -----------

NET LOSS                                       $(1,645,265)       $(2,191,170)       $(2,399,076)       $ 5,547,610)
                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE OF COMMON STOCK             $     (0.03)       $     (0.05)       $     (0.04)       $     (0.13)
                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                65,149,000         41,727,000         55,319,000         41,727,000
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

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                       JULY 31,
                                                                               -----------------------
                                                                               1996               1995
                                                                               ----               ----
Operating activities:
     Net (loss)                                                            $(2,399,076)       $(5,547,610)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                         878,784            878,479
         Deposit written off for abandoned acquisition                                            300,000
         Expense associated with issuance of warrants                           98,000
     Change in assets and liabilities:
         Due to/from customers                                                (333,224)           277,225
         Other assets                                                          (23,976)          (732,019)
         Restricted cash account                                              (483,283)
         Accounts payable                                                     (353,746)           448,423
         Accrued expenses and other liabilities                                411,140            789,936
                                                                           -----------        -----------
              Cash used by operating activities                             (2,205,381)        (3,585,566)
                                                                           -----------        -----------
Investing activities:
     Capital expenditures                                                      (33,536)        (2,108,285)
     Acquisition of intangible assets                                          (79,462)        (1,738,952)
     Acquisition of CHCM (cash proceeds-net of transaction costs)              749,171
                                                                           -----------        -----------
              Cash provided from (used by) investing activities                636,173         (3,847,237)
                                                                           -----------        -----------
Financing activities:
     Advances from a former affiliate - capitalized                                             2,896,628
     Proceeds (principal payments)  under long-term debt                      (367,825)         2,086,066
     Proceeds from issuance of note payable                                  2,000,000
     Net proceeds from issuance of common stock                                925,000
                                                                           -----------        -----------
              Cash provided from financing activities                        2,557,175          4,982,694
                                                                           -----------        -----------

Net increase (decrease) in cash                                                987,967         (2,450,109)

Cash and equivalents - beginning of period                                     536,471          3,645,430
                                                                           -----------        -----------

Cash and equivalents - end of period                                       $ 1,524,438        $ 1,195,321
                                                                           ===========        ===========

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                        COMMON STOCK
                                                                        ------------
                                                                     NUMBER OF  PAR VALUE   ADDITIONAL   ACCUMULATED   STOCKHOLDERS'
                                                                      SHARES     AMOUNT      CAPITAL      (DEFICIT)      (DEFICIT)
                                                                      ------     ------      -------       -------        -------
BALANCE AS OF OCTOBER 27, 1993                                                             $     1,000                $        1,000
Acquisition of CAHS by Primedex                                                              6,000,000                     6,000,000
Capitalization of advances from Primedex                                                     6,802,431                     6,802,431
Stock dividend to Primedex stockholders                             40,026,510   $40,026       (40,026)                            0
October 1994 stock transferred for Primedex debenture holders        1,700,000     1,700        (1,700)                            0
Net (loss) for the year ended October 31, 1994                                                          $ (3,370,771)
                                                                    ----------   -------   -----------  ------------   -------------
BALANCE AS OF OCTOBER 31, 1994                                      41,726,510    41,726    12,761,705    (3,370,771)      9,432,660

Capitalization of advances from Primedex                                                     2,896,628                    2,896,628
Net (loss) for the year ended October 31, 1995                                                           (12,991,902)   (12,991,902)

                                                                    ----------   -------   -----------  ------------   ------------
BALANCE AS OF OCTOBER 31, 1995                                      41,726,510    41,726    15,658,333   (16,362,673)      (662,614)

Issuance of common stock in connection with financing transaction   23,419,204    23,419       999,577                    1,023,000
Issuance of common stock to employee                                     3,750         4            (4)
Net (loss) for the nine months ended July 31, 1996                                                        (2,399,076)    (2,399,076)
                                                                    ----------   -------   -----------  ------------   ------------
BALANCE AS OF JULY 31, 1996                                         65,149,464   $65,149   $16,657,910  $(18,761,749)  $ (2,038,690)
                                                                    ==========   =======   ===========  ============   ============

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)

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

BASIS OF PREPARATION:

The accompanying financial statements as at July 31, 1996 and for the nine month and three month periods ended July 31, 1996 and 1995 are unaudited; however, in the opinion of the management of the Company, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the information presented.

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

CHANGE IN CONTROL:

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") which resulted in control of the Company being transferred to CW Ventures and BCBSNJ. CW Ventures is a New York limited partnership operating as a venture capital fund and managed by a general partner, CW Partners III, L.P. ("CW Partners").

The transactions included the sale to CW Ventures pursuant to a $150,000 loan extended by CW Ventures on February 6, 1996 (the "Bridge Financing") of a $150,000 promissory note (the "Bridge Note") and the subsequent sale to CW Ventures on February 22, 1996 for an additional $2,850,000 in cash payments by CW Ventures (less $75,000 of CW Ventures' expenses reimbursed by the Company) and in exchange for and in cancellation of the Bridge Note; of 23,419,204 shares of the Company's Common Stock (at a purchase price of $0.0427 per share) and a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note") issued by CareAdvantage Health Systems, Inc., a wholly-owned subsidiary of the Company ("CAHS"), pursuant to a securities purchase agreement (the "Purchase Agreement"). The CW Note, which is guaranteed by the Company and CHCM (as such term is defined infa.), and which is secured by substantially all of the assets of the Company and its subsidiaries, is exchangeable into that number of shares of Common Stock as would equal approximately 23 1/3% of the outstanding shares on a fully diluted basis so that the 23,419,204 shares issued to CW Ventures together with the shares issuable upon exchange of the CW Note would comprise approximately 35% of the outstanding shares of Common Stock on a fully diluted basis. In addition, in connection with the Bridge Financing, the Company issued to CW Ventures for nominal consideration, five-year warrants (the "CW Warrants") exercisable to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.16.

Concurrently with the February 22, 1996 closing of the Purchase Agreement, CAHS purchased all of the outstanding capital stock of Contemporary HealthCare Management, Inc. ("CHCM") from a wholly-owned BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC") pursuant to a stock acquisition agreement (the "Acquisition Agreement"). The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "EHC Note"), guaranteed by the Company and CHCM and secured by substantially all of the assets of the Company and its subsidiaries.

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)


The EHC Note is exchangeable into that number of shares of Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis.

At the closing of the Acquisition Agreement, CHCM executed an approximately seven-year services agreement terminating on December 31, 2002 (the "Services Agreement") providing for the continued rendering of cost containment services by CHCM to BCBSNJ. The Services Agreement required BCBSNJ to pay a monthly "interim payment of $833,333 (subject to recoupment under certain circumstances) to CHCM with respect to each service month in calendar 1996 and in subsequent years, to pay a monthly service fee reduced by a "trailing monthly adjustment" based on performance. As a result of the Company's inability to met certain performance goals defined in the Services Agreement during 1996; however, it is likely that approximately $2,000,000 will be returned to BCBSNJ during calendar year 1997. Moreover, under the Services Agreement, BCBSNJ may terminate such agreement for, inter alia, the Company's failure, in any BCBSNJ's fiscal year, to achieve for BCBSNJ Total Savings (as defined therein) which are greater than seventy-five percent (75%) of the applicable total target savings set forth therein (the "Minimum Targeted Savings"). Although there are three (3) months remaining in the 1996 BCBSNJ fiscal year, the Company believes it possible that it will not achieve the Minimum Targeted Savings, thus allowing BCBSNJ to terminate the Services Agreement. BCBSNJ has nevertheless stated in writing to the Company that it currently does not intend to invoke any rights it may have to terminate the Services Agreement in the event the Company fails to achieve the Minimum Targeted Savings. However, there can be no assurance that BCBSNJ will terminate the Services Agreement in the future if the Company does fail to achieve the Minimum Targeted Savings. At the closing, BCBSNJ paid an aggregate $731,679 to CHCM representing the balance of the outstanding intercompany payables as of January 31, 1996. The Services Agreement permits BCBSNJ to terminate same with or without cause, on 90 days prior notice. In the event of termination without cause prior to January 1, 2001, BCBSNJ is required to pay liquidated damages to CHCM equal to (i) 40% of the fair market value of the Company as of such termination date after giving effect to BCBSNJ's required payments, plus (ii) the present value of the future valuation of the Services Agreement over the remainder of the first five years of the Services Agreement, plus (iii) the present value of the future valuation of any third party contract that the Company can establish was lost due to such termination without cause. Although generally, CW Ventures on the one hand and EHC and BCBSNJ on the other have equal rights to the collateral securing the obligations pursuant to the CW Note and the EHC Note, the parties have executed an inter-creditor agreement which provides, among other items, that (i) CW Venture's security interest asserted against any such collateral shall be subordinate to BCBSNJ's rights under a certain section of the Services Agreement (which provides BCBSNJ with certain rights upon termination of the Services Agreement by BCBSNJ with or without cause), (ii) BCBSNJ's and EHC's security interests in such collateral other than receivables and cash proceeds therefrom shall be subordinate to CW Venture's rights to such collateral except to the extent necessary to permit BCBSNJ to effect the terms of a certain section of the Services Agreement, and
(iii) EHC and BCBSNJ agree to take no action to enforce their rights respecting such collateral unless either the Services Agreement is terminated by BCBSNJ or CW Ventures has attempted to enforce any of its rights respecting such collateral.

Because the Company does not have a sufficient number of authorized but unissued shares of Common Stock to permit issuance of the required number of shares upon exchange of the CW Note and the EHC Note, the Company agreed to submit and, pursuant to action taken at the June 6, 1996 Board of Directors meeting of the Company, did approve for submission to its stockholders the Charter Amendment. The Charter Amendment was approved by the majority stockholders on August 23, 1996. Upon the effectiveness of such Charter Amendment and upon compliance with certain other conditions, the EHC Note will be automatically exchanged into approximately 40% of the outstanding shares of Common Stock on a fully diluted basis. In the event that the Charter Amendment does not become effective prior to September 30, 1996, CW Ventures will be entitled to be paid a $500,000 fee by the Company. The Company is currently taking steps to amend its charter and anticipates effectuating this amendment prior to September 30, 1996.

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)


With respect to the CW Note, the holder has the right, at its option, at any time and from time to time until the June 30, 1998 maturity date, to exchange the CW Note in whole or in part, for additional shares of Common Stock. On the maturity date, assuming the Charter Amendment has been duly adopted, the Services Agreement is in full force and effect and certain other conditions are complied with, the remaining principal balance of the CW Note will be automatically exchanged into shares of Common Stock. Exchange by CW Ventures of the entire principal amount of the CW Note for shares of Common Stock, together with the 23,419,204 shares of Common Stock previously issued to CW Ventures as described above, will result in CW Ventures owning approximately 35% of the outstanding shares of Common Stock on a fully diluted basis.

The percentage ownership interests of CW Ventures and of BCBSNJ (through EHC) in the Company's common stock are subject to increase if the Company fails to realize at least $15 million in net revenues for its fiscal year ending October 31, 1996 or fails to realize at least $1 million in adjusted earnings before income tax ("EBIT") in such period (with respect to the EHC Note) or at least $2 million in EBIT (with respect to the CW Note). Failure by the Company to realize at least $15 million in net revenues for such period will result in an increase in CW Ventures' and BCBSNJ's equity interests in the Company to approximately 45% each (on a fully diluted basis). Failure by the Company to realize at least $1 million in EBIT for such period will result in an increase in BCBSNJ's equity ownership in the Company on a fully diluted basis based upon the difference between the actual EBIT and $1 million varying from 2% (to 42%) to 5% (to 45%). Similarly, failure by the Company to realize at least $2 million in EBIT for such period will result in an increase in CW Ventures' equity ownership in the Company on a fully diluted basis based upon the difference between the actual EBIT and $2 million varying from 3% (to 38%) to 10% (to 45%). No increase in percentage ownership is required in either case if the Company realizes at least $15 million in net revenues and at least $1 million in EBIT for the period (with respect to the EHC Note) and at least $2 million in EBIT for the period (with respect to the CW Note).

As noted above, the percentage ownership interests of CW Ventures and BCBSNJ will be increased if CAI fails to meet certain performance targets. Management believes, based upon CAI's results of operations through July 31, 1996 and expectations for the fourth fiscal quarter of 1996, that the performance targets will not be met. As a result, following the completion of the 1996 fiscal year, approximately 155,000,000 additional shares will be issued to CW Ventures and approximately 145,000,000 additional shares will be issued to BCBSNJ in order to bring the ownership percentage of each to 45% on a fully diluted basis. On a pro forma basis, CAI would have approximately 493,000,000 shares outstanding and its net loss per share for the nine months ended July 31, 1996 would have been $0.01.

In connection with the investment by CW Ventures and CAHS' acquisition of CHCM, CW Ventures, EHC and the Company have entered into a stockholders' agreement (the "Stockholders' Agreement" relating to the future governance of the Company. Pursuant to the Stockholders' Agreement, CW Ventures and EHC have agreed to vote their shares of Common Stock to maintain a seven-person Board of Directors to be comprised of the following members: (i) two designees of CW Ventures, (ii) two designees of EHC, (iii) two members of the Company's management acceptable to CW Ventures and EHC, and (iv) one non-employee director acceptable to CW Ventures and EHC.

The Stockholders' Agreement also prohibits the Company from taking certain actions without the consent of CW Ventures and its designees to the Board of Directors and also provides CW Ventures and EHC with pro rata rights of first refusal with respect to any proposed issuance by the Company of its debt or equity securities (other than pursuant to a registered public offering). In addition, CW Ventures and EHC each have a right of first refusal with respect to any proposed transfer of Common Stock by the other party which exceeds 1% of the Company's then total outstanding Common Stock, other than with respect to public sales and distributions of shares of Common Stock by CW Ventures to its partners in the ordinary course of business. The Stockholders' Agreement also provides CW Ventures with the right to purchase EHC's shares of Common Stock in the event that the Services Agreement is terminated by BCBSNJ. The Company is also prohibited from taking certain actions without the

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)



consent of EHC or EHC's designees to the Board of Directors. The rights granted by the Company to CW Ventures described above terminate on the later to occur of
(i) February 22, 1998 and (ii) the date the CW Note is exchanged for Common Stock, provided that such rights will terminate earlier if the Company realizes net income of at least $400,000 in any consecutive full four (4) fiscal quarters. In the event that CW Ventures' approval rights terminate and it holds at least 5% of the outstanding Common Stock, CW Ventures will possess the same approval rights granted to EHC for as long as EHC possesses such rights. The Stockholders' Agreement itself terminates on the later to occur of (i) each of EHC and CW Ventures having less than 5% of the outstanding Common Stock, (ii) the termination of the Services Agreement and (iii) February 22, 1998.

In connection with its investment, CW Ventures obtained proxies to vote a total of 10,300,000 shares of Common Stock, subject to certain limitations. John Petillo, former Chairman of the Board of Directors and Chief Executive Officer, granted CW Ventures a proxy dated February 22, 1996 with respect to 8,600,000 shares of Common Stock owned by him (the "Petillo Proxy") which terminated on June 30, 1996, and the Company granted CW Ventures a proxy dated February 22, 1996 with respect to 1,700,000 shares of Common Stock over which the Board has voting power (the "CAI Proxy"), which terminated upon the adoption of the Charter Amendment in accordance with the terms of the Separation Agreement dated April 20, 1995 between the Company and Primedex Health Systems, Inc. (a copy of which is filed as an exhibit to the Company's Registration Statement on Form S-1 (file No. 33-8917). Since the Petillo Proxy expired on June 30, 1996, CW Ventures did not have the power to vote the shares of Common Stock subject to the Petillo Proxy in connection with the adoption of the Charter Amendment by the Majority Stockholders. See "Recent and Subsequent Events--Written Consent of Majority Stockholders."

Pursuant to a registration rights agreement dated as of February 22, 1996 among the Company, CW Ventures, and EHC, the Company is required to file a "shelf" registration statement with the Securities and Exchange Commission on or prior to June 30, 1996, and to use its best efforts to have such registration statement declared effective as soon thereafter as possible, covering the shares of Common Stock issued to CW Ventures and the shares issuable upon exchange of the CW Notes and the EHC Note, so as to permit the public offering and distribution of such shares. There is no requirement that any of such shares will be distributed pursuant to such registration statement. The Company has secured from each of CW Ventures and EHC a waiver to file such registration statement until September 30, 1996 and the Company expects to secure a further waiver of time to file.

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

The transaction was accounted for as a purchase of CHCM for $3,600,000. The excess of the purchase price of $3,600,000 over the fair value of CHCM's assets of $3,078,294 was recorded as goodwill and is being amortized on a straight line basis over ten years.

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)


The following unaudited proforma statement of operations for the nine month periods ended July 31, 1996 and 1995, give effect to the purchase transaction as though such transaction occurred at November 1, 1995 and November 1, 1994, respectively, the beginning of the fiscal years.

                                                                Nine Months Ended July 31,
                                                                --------------------------
                                                                    1996          1995
                                                                    ----          ----
       Net revenues                                             $ 9,700,170    $ 7,500,000
       Net loss                                                  (2,457,789)    (4,328,495)
       Net loss per share of common stock                       $      (.04)   $      (.07)
       Weighted average number of common shares outstanding      65,149,464     65,149,464


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

RECENT AND SUBSEQUENT EVENTS:

Board Actions:

At meetings of the Board of Directors held on June 6, 1996 and July 24, 1996, the directors resolved to adopt proposed amendments to the Company's Certificate of Incorporation to: (i) effectuate a "one-for-six" reverse stock split of the Company's common stock in lieu of the "one-for-twenty" reverse stock split previously adopted but not yet submitted for shareholder approval, (ii) reduce its authorized number of shares of common stock to 90,000,000 shares, (iii) authorize 10,000,000 shares of a newly created class of preferred stock with a par value of $.10 per share. In addition, the Board of Directors adopted the 1996 Stock Option Plan and the 1996 Director Stock Option Plan .

Written Consent of  Majority Stockholders:

Pursuant to a Written Consent of Stockholders in Lieu of Meeting dated August 23, 1996 of the Company by stockholders holding a majority of the issued and outstanding shares of common stock of the Company, the following actions taken by the Company's Board of Directors on June 6, 1996 and July 24, 1996 were authorized, adopted, ratified and confirmed by the Majority Stockholders:

         (1) The filing of an amendment to the Company's Restated Certificate of Incorporation (i) to effect a one-for-six reverse split (the "Reverse Split") of the outstanding shares of the common stock, $0.001 par value per share of the Company, (ii) to reduce the Company's authorized number of shares of Common Stock to 90,000,000 shares and (iii) to create a new class of "blank check" preferred stock, $0.10 par value per share (the "Preferred Stock"), consisting of 10,000,000 shares; and

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS - JULY 31, 1996
                                  (UNAUDITED)



         (2) The 1996 Stock Option Plan, as amended, and the 1996 Director Stock Option Plan, as amended (collectively, the "Stock Option Plans").

Preferred Stock:

The Preferred Stock is issuable in such series and with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Company. As such, the Board of Directors of the Company will be entitled to authorize the creation and issuance of 10,000,000 shares of Preferred Stock in one or more series with such limitations and restrictions as may be determined in the Board's sole discretion, with no further authorization by stockholders required for the creation and issuance thereof.

Stock Option Plans:

The 1996 Stock Option Plan is administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Stock Option Plan, the Board will select persons to be granted options and will determine: (i) whether the respective option is to be a non-statutory, non-qualified option or an incentive option; (ii) the number of shares of the Company's Common Stock purchasable under such option; (iii) the time or times when the option becomes exercisable, except that no incentive or non-statutory, non-qualified option shall be exercised and sold by the recipient prior to six (6) months from the date of grant; (iv) the exercise price cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company; and (v) the duration of the option, which cannot exceed ten (10) years. Incentive Options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-statutory, non-qualified Options may be granted to any employee (including employees who have been granted Incentive Options) and other persons who the Board of Directors may select. Under the 1996 Stock Option Plan, an aggregate of 10% of the Company's authorized number of shares of Common Stock (which, after the Charter Amendment has become effective upon its filing with the Delaware Secretary of State, shall be equal to 9,000,000 shares of Common Stock) has been reserved for issuance pursuant to the 1996 Stock Option Plan.

The 1996 Director Stock Option Plan is also administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Director Stock Option Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 1,000,000 shares of Common Stock (which, after the Charter Amendment has become effective upon its filing with the Delaware Secretary of State, shall be equal to 166,667 shares of Common Stock); (ii) at an exercise price which cannot be less than 100% of the fair market value of the Common Stock on the date of grant; (ii) immediately exercisable, and (iv) for a duration of five (5) years from the date of grant. Options under the 1996 Director Stock Option Plan may be granted only to Directors of the Company. Under the 1996 Director Stock Option Plan, an aggregate of 2% of the Company's authorized number of shares of Common Stock (which, after the Charter Amendment has become effective upon its filing with the Delaware Secretary of State, shall be equal to 1,800,000 shares of Common Stock) has been reserved for issuance pursuant to the 1996 Director Stock Option Plan. No current member of the Board of Directors currently qualifies for grant of Options under the 1996 Director Stock Option Plan.

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Reference is made in the accountants report to the Company's financial statements included with the annual report filed on Form 10-KSB as amended, for the fiscal year ended October 31, 1995. Although the Company has experienced significant operating losses on a consolidated basis, resulting in a deficit equity position, management has recently taken several steps to build on what it believes to be a successful business model, including an infusion of equity capital and acquisition of CHCM. By continuing to provide high quality health care cost containment services to its existing customer base of five Blue Cross and Blue Shield ("BCBS") plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment. Additionally, while the Company may have to seek additional financing to accomplish its objectives, management intends to secure appropriate capital as the business needs warrant. There is no assurance, however, that such financing will be received on a timely basis or on acceptable terms to the Company.

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

The Company recently entered into a series of transactions resulting in cash receipts of approximately $3,500,000 and a long-term service agreement with its largest customer, which provides for the receipt of an additional $10,000,000 over a twelve month period. However, as a result of the Company's inability to meet certain performance goals defined in the long-term Service Agreement, it is likely that approximately $2,000,000 will have to be returned to BCBSNJ during calendar year 1997. See "Notes to Financial Statements - Change of Control and Acquisition of CHCM".

Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and renegotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein.

REORGANIZATION:

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

As a result of the reorganization efforts to date, the Company has recorded a charge to operations in the current quarter of $300,000 and approximately $1,000,000 for the nine-month period ended July 31, 1996 for certain employment severance costs, and direct expenses related to the change in control and reorganization. Such costs are included in "Other costs" on the consolidated statements of operations (see "Other costs" below). Future charges to operations for related costs is possible; however, any such amounts and timing are not yet determinable.

NET REVENUES:

                                                                 Nine Months Ended
                                                                 -----------------
                                                      July 31, 1996               July 31, 1995
                                                      -------------               -------------
                                                   Amount       Percent        Amount      Percent
                                                   ------        ------        ------      -------
Revenues from fixed fee arrangements               $6,789,269        69%       $4,496,606       75%

Revenues from performance-based arrangements        2,552,570        26%        1,356,131       23%

Consulting revenues                                   436,000         5%          105,189        2%
                                                   ----------       ---        ----------      ---
      Total revenues                               $9,777,839       100%       $5,957,926      100%
                                                   ==========       ===        ==========      ===

The Company currently provides services to five customers. The Company's contracts with its customers are complicated. For example, contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because claims data typically lags the Company's actual performance by several months, it is difficult to ensure maximum accuracy when recording performance-based revenues. For these and other reasons, management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the renegotiation of the contract itself.

The Company is currently in the process of negotiating contracts with two of its existing customers, one of which would commence on November 1, 1996 and the second to commence on January 1, 1997. One such customer has indicated that if an agreement in principle or further progress has not been achieved by October 31, 1996, the customer shall issue a Notice of Termination (the "Notice") pursuant to the existing contract effective October 31, 1996. However, both parties agree that issuance of the Notice shall not preclude further negotiations to enter into a contract for the period commencing November 1, 1996. Based upon discussions with the customer to date, management expects that a new contract will be entered into. Failure of either one of these customers to renew their contracts would have a material adverse effect on the financial position and results of operations of the Company. While the Company hopes to broaden the scope of services to be performed and thus increase revenues from such customers, there is no assurance that any new contracts will be negotiated on terms more favorable than the existing contracts.

The Company is also in negotiations with BCBSNJ. The Company is seeking certain modifications to the existing service agreement which will provide the Company with an opportunity to realize performance-based fees. There is no assurance that the Company's efforts will be successful.

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net revenues for the nine months and three month periods ended July 31, 1996 were $9,777,839 and $2,313,715, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of $5,957,926 and $3,316,534. The increases in the nine month period of $3,819,913 (or 64%) was primarily attributable to the securement and service of additional contracts that were entered into subsequent to the periods of the prior fiscal year, as well as the revised contract with BCBSNJ entered into in connection with the acquisition of CHCM.

The current periods were adversely impacted by a reduction in revenues of $1,064,000 as a result of management's decision to record performance-based revenues from a significant customer at a rate approximating 45% of the performance-based fees recognized for actual results achieved in the prior year. These actual results were received from the customer in July 1996. This decision was made based upon the fact that the Company relies on this customer for information regarding progress made toward achieving stated savings targets and little relevant information has been made available to management thus far in calendar year 1996. The Company is working with this customer to receive updated and relevant information on a more timely basis.

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

Notwithstanding the Company's ability to enter into additional contracts with new customers or expand its services to existing customers, management anticipates that net revenues for the next quarter will approximate $3,000,000. Based upon the level of revenues and results of operations to date and anticipated results for the balance of the current fiscal year, management does not expect the Company to meet certain revenue and income thresholds pursuant to agreements entered into in connection with the change in control of the Company. See "Notes to Financial Statements - Change in Control." As a result, it is likely that additional shares of the Company's Common Stock will be issued to CW Ventures and EHC, resulting in further dilution of ownership of other shareholders.

COST OF SERVICES:

Cost of services for the nine months ended July 31, 1996 was $6,696,035 compared to $5,138,082 in the corresponding period of the prior fiscal year. The increase in the cost of services was due to additional costs incurred pursuant to contracts with customers during the current period that did not exist in the prior period, in particular, the costs associated with the service of BCBSNJ pursuant to the Interim Services Agreement entered into with BCBSNJ, which became effective on April 1, 1995.

OPERATING EXPENSES:

Selling, general and administrative:

Selling, general and administrative costs during the nine and three month periods ended July 31, 1996 were $3,253,227 and $1,193,012, respectively, compared to $5,191,349 and $2,263,274 in the corresponding periods of the prior fiscal year. The decreases in the current periods was due primarily to decreases in the personnel costs, professional fees and consulting fees, offset in part, by increases in facility costs as a result of the Company's relocation to its new facility. Selling and marketing costs during the periods presented were minimal.

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

Depreciation and amortization:

Depreciation and amortization of $872,498 during the nine month period ended July 31, 1996 reflects amortization of intangible assets of $318,000; amortization of goodwill arising in connection with the acquisition of CHCM of $128,600 and depreciation of property and equipment of $425,000. Amortization and depreciation is expected to approximate $325,000 per quarter in the foreseeable future.

Interest expense:

Interest expense during the nine months ended July 31, 1996 of $351,669 is comprised of interest expense incurred on the CW Note of $70,000 and EHC Note of $120,000, which arose in connection with the change in control of the Company and acquisition of CHCM. See "Notes to Financial Statements - Change in Control and Acquisition of CHCM." In addition, approximately $154,000 was incurred pursuant to capital lease obligations.

Interest expense related to the exchangeable debt instruments issued in connection with the change in control and acquisition of CHCM will cease and any accrued interest forgiven should such debt instruments be exchanged into shares of Common Stock of the Company pursuant to the terms of the agreements.

Other costs:

Other costs of $1,003,486 in the current nine month period represents costs incurred in connection with the change in control and related reorganization (see "Reorganization" above) that the Company does not deem as recurring operating expenses, however, as discussed above, certain expenses within this component of the statement of operations may continue to be incurred in the future. Expenses reflected in "Other costs" include severance and separation costs related to the change in control and reorganization of approximately $838,000, professional fees related to the change in control of approximately $68,000 and costs associated with the issuance of warrants in connection with the change of control transaction of $98,000. Other costs during the nine months ended July 31, 1995 represented loss of a deposit of $300,000 on an abandoned acquisition.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

At July 31, 1996, the Company had cash of $1,524,000 and working capital deficiency of approximately $1,274,000. At October 31, 1995, the Company's cash balance was $536,000 and it had a working capital deficiency of approximately $2,910,000. The improvement in both measures of liquidity was due to the receipt of approximately $3,500,000 from CW Ventures and BCBSNJ pursuant to the transactions resulting in the change of

                               CAREADVANTAGE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


control of the Company and acquisition of CHCM. See Notes to Financial Statements - Change in Control and Acquisition of CHCM".

Since the Company's inception, the Company's operating activities have not generated sufficient cash to fund its operations; as a result, the Company has relied on the sales of capital stock , capital contributions and guarantees by thirds parties of debt to fund its operating activities and capital expenditures. During the second quarter of the current fiscal year, the Company secured equity financing from the CW Group (see "Notes to Financial Statement - Change in Control"). The CW Group is a specialized venture capital organization whose focus is on health care related industries. Management views positively the addition of both capital and expertise from the CW Group. The CW Group's representatives on the Board of Directors of the Company have assisted management over the past several months with strategy. And while the Company's current level of liquidity may not be sufficient in the future to accommodate the Company's growth plans, management intends to secure appropriate capital to accomplish its objectives. There is no assurance, however, that such financing will be received on a timely basis or on acceptable terms to the Company. See "Financing" below.

Financing:

Amounts payable pursuant to long-term financing arrangements as of July 31, 1996 were approximately $7,800,000. A substantial portion ($5,600,000) of such debt arose in connection with the transactions resulting in the change of control of the Company and acquisition of CHCM (see Notes to Financial Statements Change in Control and Acquisition of CHCM") and consists of a $2,000,000 8% Exchangeable Note maturing on June 30, 1998 issued to CW Ventures by CAHS and a $3,600,000 8% Exchangeable Note maturing June 30, 1998 issued to a wholly-owned subsidiary of BCBSNJ by CAHS. It is expected that both notes will be exchanged into shares of CAI common stock upon amendment to the Company's Certificate of Incorporation, which will among other things, authorize a sufficient number of additional shares of common stock to accommodate any such exchange.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Written Consent of Stockholders in Lieu of Meeting dated August 23, 1996 of the Company by stockholders holding a majority of the issued and outstanding shares of common stock of the Company, the following actions taken by the Company's Board of Directors on June 6, 1996 and July 24, 1996 were authorized, adopted, ratified and confirmed by the Majority Stockholders:

         (1) The filing of an amendment to the Company's Restated Certificate of Incorporation (i) to effect a one-for-six reverse split (the "Reverse Split") of the outstanding shares of the common stock, $0.001 par value per share of the Company, (ii) to reduce the Company's authorized number of shares of Common Stock to 90,000,000 shares and (iii) to create a new class of "blank check" preferred stock, $0.10 par value per share (the "Preferred Stock"), consisting of 10,000,000 shares; and

         (2) The 1996 Stock Option Plan, as amended, and the 1996 Director Stock Option Plan, as amended (collectively, the "Stock Option Plans").

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


                                  CareAdvantage, Inc.
                                  ------------------------------------------
                                             (Registrant)

September 18, 1996                /s/ Richard J. Strobel
                                  ------------------------------------------
                                  Richard J. Strobel
                                  Vice President and Chief Financial Officer