Form 10KSB
period 1996-10-31
CAREADVANTAGE INC
filed 1997-02-12
CIK 937252

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                         COMMISSION FILE NUMBER 0-26168

                               CAREADVANTAGE, INC.
                               (NAME OF BUSINESS)

               DELAWARE                                         52-1849794
      (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                          identification no.)

485-C ROUTE 1 SOUTH, ISELIN, NEW JERSEY                           08830
  (Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (908) 602-7000 Securities registered pursuant to Section 12 (b) of the Exchange Act of 1934:

      Title of class                  Name of each exchange on which registered

          None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common stock $.001 Par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes x No
                                             ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation s-b is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. / /

   The Registrant's revenues for its most recent fiscal year were $11,792,157

                                   $2,501,873

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1997 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates).

                                   24,233,327

       Number of shares of common stock outstanding as of January 29, 1997

             Transitional Small Business Disclosure Format Yes x  No
                                                              ---   ---
     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

            CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its subsidiaries CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and out-patient procedures, case management and disease management. The Company's services have been principally provided to the statewide Blue Cross/Blue Shield health service organizations of Rhode Island, Maine, Vermont, Delaware and New Jersey.

            CAI was incorporated in August 1994 as a wholly-owned subsidiary of Primedex Health Systems, Inc., a publicly traded New York corporation ("PMDX"). During the fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In December 1993, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc.). On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company. Through October 31, 1996, the Company had a cumulative deficit of $21,997,583.

            From its inception, through October 31, 1995, CAI relied on PMDX to provide the bulk of its working capital. In addition to providing $6,000,000 for the acquisition of CAHS, PMDX made a total of $9,700,059 in working capital advances to CAI (the last such advance being made in July 1995). Pursuant to a revised separation agreement between CAI and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with CAI's separation from PMDX.

            In February 1996, the Company entered into a series of transactions resulting in cash receipts of approximately $3,000,000 and a long-term service agreement with Blue Cross and Blue Shield of New Jersey, Inc., ("BCBSNJ"), which provided for the receipt of an additional $10,000,000 over a twelve (12) month period. However, as a result of the Company's inability to meet certain performance goals defined in the long-term Service Agreement, it is possible that up to $2,400,000 will have to be returned to BCBSNJ during calendar year 1997. See "Change of Control" below.

            The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (908) 602-7000.

RECENT EVENTS

Change in Control:

            On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with BCBSNJ, which resulted in both CW Ventures and BCBSNJ controlling the Company pursuant to a Stockholders' Agreement entered into on such same date. The transactions included the sale to CW Ventures on February 22, 1996 for $2,850,000 in cash payments by CW Ventures (less $75,000 of CW Ventures' expenses reimbursed by the Company) and in exchange for and cancellation of a bridge note issued to CW Ventures on February 6, 1996 pursuant to a $150,000 loan extended by CW Ventures to the Company (the "Bridge Financing"); of (i) 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six
(6)" reverse stock split of the Company's outstanding common stock as discussed below) for an aggregate of $1,000,000; and (ii) a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note") issued by CAHS . The CW Note, which is guaranteed by the Company and CHCM and which is secured by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 so that the 3,903,201 shares issued to CW Ventures together with the shares issuable upon the exchange of the CW Note would comprise 35% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996. In addition, in connection with the Bridge Financing, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CS Warrants") to purchase 166,667 shares of the Company's common stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock).

            Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and BCBSNJ whereby the Company had effective control and responsibility of the day-to-day operations of CHCM. The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "BCBSNJ Note") guaranteed by the Company and CHCM and secured by substantially all of the assets of the Company and its subsidiaries. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000, plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted as discussed below. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000, and fixed assets, with a fair value of approximately $27,000, was attributed to the value of the service contract with BCBSNJ.

            As a result of current management's recent determination that the Company's existing obligations under the Services Agreement between CHCM and BCBSNJ (as hereinafter defined) could not be performed on a profitable basis, the Company took a charge of approximately $1,173,000 in the fourth quarter for the write-off of goodwill that arose in connection with the acquisition of CHCM applicable to the Service Agreement with BCBSNJ. See "Notes to Financial Statement - Write-down of intangible assets".

            The BCBSNJ Note was exchangeable into that number of shares of the Company's common stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. On September 20, 1996, the Company received notice that EHC assigned the BCBSNJ Note and all of its rights and obligations thereunder as well as under the other transaction documents entered into on February 22, 1996 with the Company, CAHS and CHCM, to EHC's parent corporation, BCBSNJ.

            Pursuant to the terms of the CW Note and the BCBSNJ Note, in the event that the Company failed to realize at least $15 million in net revenues for its fiscal year ending October 31, 1996 or failed to realize at least $1 million in adjusted earnings before income tax ("EBIT") in such period (with respect to the BCBSNJ Note) or at least $2 million in EBIT (with respect to the CW Note), it will be obligated to issue additional shares of the Company's common stock to each of BCBSNJ (as assignee of EHC) and CW Ventures. Based upon results of the Company's fiscal year ended October 31, 1996, the Company has failed to realize at least $1 million in EBIT for such period which has resulted in an increase in BCBSNJ's equity from 40% to 45% on a fully diluted basis as at February 22, 1996. Similarly, the Company has failed to realize at least $2 million in EBIT for such period which has resulted in an increase in CW Ventures' equity from 35% to 45% on a fully diluted basis as at February 22, 1996. In connection with this required issuance of additional stock, the Company adjusted its original recording of the February 22, 1996 transactions and valued the CHCM purchase at $3,000,000 based on the value of the 45% of the Company's common stock ultimately issuable to BCBSNJ in consideration for CHCM. The $3,000,000 value was determined based upon the cash paid by CW Ventures for its right to receive 45% of the Company's common stock.

            The Company, BCBSNJ (as assignee of EHC) and CW Ventures are parties to a stockholders agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for: (i) two designees of CW Ventures; (ii) two designees of BCBSNJ;
(iii) two members of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. There is currently one (1) vacancy on the Board of Directors of the Company, which vacancy is one of the management directorships. The Stockholders' Agreement prevents the Company from taking certain material actions without BCBSNJ's and/or CW Ventures' or their designated directors' consent.

            At the closing of the February 22, 1996 transaction among the Company, CAHS, CHCM and BCBSNJ, CHCM, as a wholly-owned subsidiary of the Company, executed an approximately seven-year services agreement terminating on December 31, 2002 (the "Services Agreement") providing for the continued rendering of cost containment services by CHCM to BCBSNJ. The Services Agreement required BCBSNJ to pay a monthly "interim payment" of $833,333 (a portion of which is subject to recoupment--see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition") to CHCM with respect to each service month in calendar 1996 and in subsequent years, to pay a monthly service fee reduced by a "trailing monthly adjustment" based on performance.

Written Consent of Majority Stockholders:

            Since the Company did not have a sufficient number of authorized but unissued shares of common stock to permit the issuance of the required number of shares upon exchange of the CW Note and the BCBSNJ Note, pursuant to action taken at the June 6, 1996 and July 24, 1996 Board of Directors meetings of the Company, the Company submitted to its stockholders: (i) a proposed amendment to its certificate of incorporation changing its authorized shares of common stock to 90,000,000 shares and creating a new class of "blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effecting a "one (1) for six
(6)" reverse stock split of its outstanding common stock (the "Charter Amendment"); and (ii) the 1996 Stock Option Plan and the 1996 Director Stock Option Plan. Pursuant to a written consent of stockholders in lieu of a meeting dated August 23, 1996 taken by the stockholders holding a majority of the issued and outstanding shares of common stock of the Company (the "Majority Stockholders"), the Majority Stockholders approved, inter alia, the Charter Amendment which became effective on September 27, 1996 upon its filing with the Delaware Secretary of State, as well as the 1996 Stock Option Plan and the 1996 Director Stock Option Plan.

            Pursuant to the terms of the BCBSNJ Note, the BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 (post stock-split shares of common stock) resulting in the cancellation of the BCBSNJ Note and the termination of: (i) the guarantees granted by the Company and CHCM in favor of BCBSNJ (as assigned to it by EHC); and (ii) the liens on substantially all of the assets of the Company and its subsidiaries in favor of BCBSNJ (as assignee of EHC).

INDUSTRY OVERVIEW:  HEALTH CARE REFORM, EXPENDITURES AND MANAGED CARE

            In recent years, there have been substantial efforts to reform national health care due to the ever-increasing cost of medical care in the United States. Employer groups, increasingly concerned about the effect on their "bottom line" of the cost of providing health insurance to their employees, are no longer content to remain with a traditional insurance company which is not cost effective in its management of health care coverage. Employer groups are seeking the implementation of managed care concepts to improve their profitability, while at the same time providing to their employees the same or improved quality and availability of care. The insurance companies' clients are demanding that their insurance companies begin focusing on disease management, patient education, health risk assessment and wellness programs. Accordingly, employees have become more aggressive in evaluating and selecting an insurer as well as monitoring such insurer's performance. This has consequently created intense competition among traditional indemnity insurers.

            Nationally, market driven forces are causing insurance companies to ally themselves with health care providers efficient in patient management. The medical industry has shifted to care management initiatives to decrease unnecessary variations in patient care and physician practices.

            In order to remain viable in this competitive marketplace and attract employer groups, traditional indemnity insurance companies have begun to re-engineer to a managed care approach with an outcomes versus claims management focus. They have done so by establishing cooperative relationships with providers, who must become collaborators, not adversaries.

            Management believes that while some insurers will try to accomplish the transition without outside assistance, a majority will seek assistance from firms with "managed care expertise," such as the Company. With its proprietary criteria and protocols and physician employees and advisors representing the full range of subspecialty areas within the health care delivery system, as well as key employees with backgrounds in health care cost containment, management believes the Company provides state of the art knowledge and experience in health care cost containment services.

SERVICES AND PRODUCTS

            The Company's comprehensive health care management programs provide health care organizations with the systems, strategies, and mechanisms needed to manage appropriate and cost effective health care services. These health care management services adhere to Utilization Review Accreditation Commission, Inc. ("URAC") standards.

            The cost containment services offered by the Company are comprehensive and can be customized to meet the needs of its clients. These services may be purchased separately or configured in a variety of resource sets designed to interface with the client's systems. Management believes the resources necessary for a successful health delivery system are clinical health care management, information technologies and member or subscriber services. The Company possesses substantial resources in these core areas and makes them available to its clients in specific packages.

            Management believes that its physician developed and driven criteria and medical protocols ("critical pathways"), as well as its health care management services, improve how attending physicians manage health care. The Company's personnel work together on-site with clients and potential clients in order to structure or re-engineer such clients' utilization review programs and to implement various disease management strategies.

            UTILIZATION REVIEW - Utilization review examines the appropriateness of a particular medical event, such as a hospital admission, an additional day of in-patient care, or a particular procedure. The Company provides clinical and operational utilization review services employing its physician driven proprietary criteria and protocols. The Company actively disseminates its criteria and medical protocols to local physicians and holds meetings with each of its specialty physician advisors to inform them of their significant roles in the utilization management process.

            In addition, while many utilization management firms rely on calls from nurse reviewers for the majority of communications with physicians, the Company believes that clinical peers should discuss cases with attending physicians. Accordingly, the Company uses nurse reviewers primarily to screen cases. Staff medical directors and physician advisors of matched specialties review questionable cases with attending physicians. The combination of academic credentials, managed care experience, and on-site presence enables these advisors to actively engage local specialists in a meaningful discussion on questionable practices, thereby having a greater impact on cost containment.

            Overall, the Company transforms the client's utilization management program from an administrative exercise to a program that uses review criteria and highly credible physician advisors to actively engage attending physicians in treatment decisions. Management believes that these strengthened utilization management methods can enable its clients to achieve utilization performance approaching that of well managed health maintenance organizations.

            CASE MANAGEMENT - Major case management services provide an alternative plan which enhances or maintains the patient's quality of care but reduces the expected expenses for the patient's treatment. Early identification of patients severely compromised by an acute injury or episode of illness is the key to successful implementation of major case management services. Patient evaluation through pre-admission and concurrent review provide the foundation for effective discharge planning and continuity of care. The Company provides a comprehensive case management program which facilitates significant cost containment and contributes to greater flexibility in the health care setting for the patient.

            Out-patient care coordination allows patients to access a variety of health care services, such as home health care, rehabilitation and infusion therapy services. The Company's out-patient care coordination services provide an effective mechanism for cost containment while safeguarding the delivery of quality health care services.

            Case management also focuses on how the attending physician is managing the care of patients with chronic diseases on an on-going basis. Health risk assessment processes, designed and implemented by the Company, identify high cost/high risk patients and enroll them in case management programs.

            DISEASE MANAGEMENT - Management believes that specialists managing patients with chronic disease should follow credible patient management protocols, or "critical pathways", that reflect expert consensus on the most appropriate treatment alternatives for patients at different disease stages and with complicating factors, and that decisions to deviate from such guidelines should be reviewed by an independent peer specialist.

            Implementation of a disease management program for a client begins with disseminating care management "critical pathways" to, and then meeting with, local specialists. The Company provides chronic disease case management through a review process whereby the progress and treatment plans of a patient are reviewed by the Company's specific disease specialists or advisors with the patient's attending specialist. This case management ensures that any decisions made by the attending physician to deviate from the critical pathway guidelines are supported by sound clinical rationale.

            CONTINUING PRODUCT DEVELOPMENT - The Company's management recognizes that the health care market is continually changing and expanding, in part, due to changes in medical technology and new medical information, as well as improvements in information technology and telecommunication systems. In response to the market and to the specific needs of our clients, the Company continues to refine, improve and expand its existing services and products, as well as to develop new services and products.

            Some of the Company's current initiatives include the expansion of its chronic disease case management services, on-going refinement of its proprietary criteria and protocols, and development of specialty provider networks. The Company also continues to jointly develop with a systems subcontractor and software developer a new generation of customer service, utilization review and medical/surgical case management software. Furthermore, the Company's management believes that member/subscriber advisory services, which focus on patient knowledge and participation in their own health care, are products that will contribute to the more efficient and cost effective use of the options available in the health care system. With respect thereto, the Company hopes to develop Patient Education and Management Programs.

OPERATIONS

            The Company utilizes a multi-disciplinary team approach to ensure effective medical cost management services. The Company, through its employees and subcontracting physician advisors, reviews, evaluates and monitors the medical necessity and appropriateness of the medical services prescribed for members in its clients' health plans. Generally, the pre-admission review process for elective and non-elective admission is initiated telephonically by the member or provider. During this phase, clinical review staff evaluate the need for, and/or initiate when appropriate, pre-certification, second surgical opinion, insurance verification, pre-admission testing, pre-operative education, pre-operative anesthesia evaluation, and continuing care planning. Additionally, pre-admission review determines if the service requested is medically necessary by utilizing review criteria, appropriate alternatives for providing service, length of stay and the need for case management intervention.

            During the pre-admission and concurrent review processes, patients are evaluated by nurse case managers and physician employees or advisors to identify anticipated needs for discharge. Patients with high cost diagnoses or who require interdisciplinary problem solving to expedite discharge are identified as candidates for major case management services. The Company's clinical staff also plans for and coordinates the out-patient health care services necessary for a timely discharge, such as home health care, rehabilitation and infusion therapy services, thereby insuring the delivery of quality care while containing costs.

            The Company currently maintains a contracted network of 103 independent, multi-specialty physicians advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading the meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also deploys its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for out-patient care.

            For its services, the Company is compensated either: (i) on a capitated (fixed-fee) per subscriber basis; (ii) on a performance-based method whereby the Company shares in the realized cost savings per member as measured against certain defined benchmark; (iii) on the basis of a combination of both capitation and performance-based fees; and (iv) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a) Revenue under the fixed-fee arrangements is recognized as the services are provided and the related costs of services are incurred. Although the fixed fee arrangements are not subject to any fee adjustment based upon the attainment of target utilization levels, such contracts may still expose the Company to potential operating losses, particularly in the inception stages thereof.

(b) Revenue under the partial fixed fee/incentive agreements is initially recognized for the monthly fixed fee component only as services are provided and related costs of services are incurred. Incentive (or reductions) compensation based upon performance are recorded when such amounts can reasonably be determined.

(c) Revenue under full risk compensation arrangements is recorded based upon the periodic monthly or quarterly interim payments, adjusted on a periodic basis to cost and utilization data supplied by the client to assess performances against established targets. Incentive (or reductions) compensation based upon performance are recorded when such amounts can reasonably be determined.

(d) Revenue under fee-for-service arrangements is recorded for special projects or the review of cases assigned to the Company on a per case or hourly basis.

            Contracts that provide for performance-based revenues often require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Since claims data typically lag by several months, it is difficult to ensure maximum accuracy when recording performance-based revenues. For these and other reasons, management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the renegotiation of the contract itself.

            Revenues from at-risk performance-based service contracts (where the majority of revenues are typically earned) generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

CUSTOMERS AND MARKETING

            The Company currently provides its services to five statewide Blue Cross and Blue Shield ("BCBS") organizations in the states of Delaware, Maine, Rhode Island, Vermont and New Jersey pursuant to one or a combination of the compensation arrangements described above. The Company is dependant on at least two of such customers for a substantial portion of its revenues, gross margins and cash flow.

            Effective November 1, 1996, a contract with one of the Company's major customers was revised from fixed-fee basis to a fee-for-service basis. As a result, the Company anticipates significantly reduced revenues and gross margins from this customer during fiscal 1997. Based upon the terms and expected efforts to be performed under the revised contract during fiscal 1997, the Company anticipates revenues and gross margins of approximately $180,000 and $50,000, respectively, compared to revenues and gross margins of $1,960,000 and $1,137,000 in fiscal 1996.

            On February 3, 1997, the Company received notice from one of its customers, Blue Cross and Blue Shield of Delaware, Inc. ("BCBSDE"), that it intends to cancel its consulting agreement with the Company effective March 1, 1997. The Company is still engaged in discussions with such customer and hopes to enter into an agreement on terms acceptable to both parties; however, there is no assurance that such an agreement can be reach. Revenues and gross margins relating to BCBSDE for fiscal 1996 were $426,000 and $383,000, respectively. No revenues were recognized relating to BCBSDE prior to the 1996 fiscal year.

            The Company is currently in negotiation with two other customers. There is no assurance that the revised terms of any revised contract will be on terms more favorable than the terms of the existing contracts.

            The Company intends to expand the scope of its market to other organized health care delivery systems (such as preferred-provider and physician-hospital organizations), self-insured employers, union trust funds, health care management service organizations and administrative service organizations (such as third-party insurance administrators).

            Typically, the Company will enter into a service agreement with a client pursuant to which the Company provides its utilization review and case management services. The Company's services for an insurer generally cover all insured under an indemnity insurance plan and/or members of a health maintenance organization plan affiliated with the insurer. Typically, when the Company contracts to provide its services to an insurer, the insurer's account executives ordinarily plan to offer the Company's services to its group policyholders and those groups covered under administrative-services-only (or "ASO") arrangements. The Company presently enters into these service agreements with insurers with compensation based upon either a capitated rate per subscriber or with fees and incentives based on the achievement of certain health care cost and/or utilization targets. The latter fee arrangement provides the opportunity for substantially increased earnings, but also carries the risk of loss of revenues if the targets are not achieved.

COMPETITION

            The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services which are in some respects similar to the Company services. Management is aware of a significant number of independent utilization review firms currently marketing utilization review services directly to employers, small insurers, and third party administrators. In addition to other utilization review and medical management companies, the Company competes with insurance companies, third party health plan administrators, health maintenance organizations and preferred provider organizations which have developed in-house staffs to provide such services. There are a variety of competitors offering component services such as physician reviewers and demand management/patient advisory products. There are also a number of organizations developing a variety of approaches to case and disease management. Many of the Company's competitors have substantially greater financial resources and employ substantially greater number of personnel.

            The Company intends to compete on the basis of the quality of its clinical staff and high degree of specialty-trained physician involvement, its ability to leverage its products to achieve higher value at lower cost than companies offering component services, its ability to develop tailored programs for large clients, its willingness to accept risk in methods of compensation based on results, its computer-based clinical decision making and information systems and its current experience in developing outsourcing arrangements acceptable to Blue Cross and Blue Shield Plans.

GOVERNMENT REGULATION

            Health Care Regulation - Government regulation of health care cost containment services, such as those provided by the Company, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company is subject to extensive and frequently changing federal, state and local laws and regulations concerning company licensure, conduct of operations, acquisitions of businesses operating within its industry, the employment of physicians and other licensed professionals by business corporations and the reimbursement for services. Regulatory compliance could have an adverse effect on the Company's present business and future growth by restricting or limiting the manner in which it can acquire businesses, market its services, and contract for services with other health care providers by limiting or denying licensure or by limiting its reimbursement for services provided.

            It should be noted that in providing utilization review and case management services, the Company makes recommendations regarding what is considered appropriate medical care based upon professional judgments and established protocols. However, the ultimate responsibility for all health care decisions is with the health care provider. Furthermore, the Company is not an insurer, and the ultimate responsibility for the payment of medical claims is with the insurer. Although the Company is not a health care provider, it could have potential liability for adverse medical consequences. The Company could also become subject to claims based upon the denial of health care services and claims such as malpractice arising from the acts or omissions of health care professionals (See "Legal Proceedings").

            In order to receive reimbursement, the Company's operations in a particular state are typically subject to certification by the appropriate state agency. The Company has received such certification where required. In addition, various state and federal laws regulate the relationships between providers of health care services and physicians and other clinicians, including employment or service contracts, investment relationships and referrals for certain designated health services. These laws include the fraud and abuse provisions of the Medicare or Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil or criminal penalties for individuals or entities including exclusion from participation in the Medicare and Medicaid programs. Several states have adopted similar laws that cover patients in private programs as well as government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they may limit the manner in which the Company can acquire businesses and market its services to, and contract for services with, other health care providers.

            The Company's management believes that its present operations are in compliance with all applicable laws and regulations and that it maintains sufficient comprehensive general liability and professional liability insurance coverage to mitigate claims to which the Company may be subject in the future. However, the Company is unable to predict what, if any, government regulations affecting its business may be enacted in the future or how existing or future regulations may be interpreted. To maintain future compliance, it may be necessary for the Company to modify its services, products, structure or marketing methods. This could increase the cost of compliance or otherwise adversely affect the Company's operations, products, profitability or business prospects.

            Proposed Health Care Reform - If proposed federal and state health care reform initiatives are enacted, the payments for and the availability of health care services will likely be affected. Aspects of certain of these proposals, such as reductions in Medicare and Medicaid payments, could adversely affect the Company. Other aspects, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. The Company is unable to predict what impact, if any, enacted health care reform legislation may have on its current and future business, and no assurance can be given that any such reforms will not have an adverse impact on its business operations or potential profitability.

EMPLOYEES

            In addition to its current network of 103 contracted physician advisors, the Company employed 11 full-time physicians as of December 13, 1996. Three of these physicians serve as officers of the Company or its subsidiaries and the remaining physicians serve as on-site Medical Directors and Associate Medical Directors in the states where the Company provides services.

            At December 13, 1996, in addition to its physicians, the Company employed a total of 108 full-time employees. Of this total, ninety-three (93) are engaged in clinical activities including on-site nurse reviewers and contract administrators. The fifteen (15) remaining employees include two executives, administrative support, finance, marketing, information systems and human resources.

ITEM 2. DESCRIPTION OF PROPERTIES

            The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company has executed a six-year lease for this facility commencing June 15, 1995, which provides for an annual base rent of approximately $445,000 with annual escalations based on increases in real estate taxes and operating expenses. The Company believes its present facilities will be adequate for its short term needs and moderate expansion.

            The Company also maintains a rent-free operations office in approximately 600 square feet of space in Providence, Rhode Island under an arrangement with BCBS of Rhode Island, and approximately 300 square feet of space in the BCBS of Maine Westbrook facility.

            Substantially all of the equipment used in the Company's operations in New Jersey is pledged as collateral under a capital lease agreement.

ITEM 3. LEGAL PROCEEDINGS

Potential Uninsured Exposure to Litigation:

            On or about March 22, 1996, an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demands a variety of money damages, as well as punitive damages, against both defendants. The complaint also contains a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, has denied liability in all respects and has specifically denied that Mr. Bodino's policy covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment which remains pending as to all claims and is subject to further discovery. The Company, based upon the advice of counsel, at present, has insufficient information to evaluate CHCM's potential exposure, if any, in this litigation.

            At the time of the events underlying the Bodino Action, CHCM was a subsidiary of BCBSNJ and had been engaged by the Company, through CAHS, to provide certain staff and assistance to CAHS in support of CAHS's obligation to provide specified services for BCBSNJ, all in accordance with the terms of an Interim Services Agreement dated as of April 1, 1995 by and among BCBSNJ, CHCM, the Company and CAHS (the "Interim Services Agreement"). By letter dated February 15, 1996, counsel for Mr. Bodino gave written notice to CHCM contesting the denial of coverage and threatening litigation against CHCM and BCBSNJ. The Company and CAHS purchased CHCM on February 22, 1996. (See "Change in Control" above.) The Company did not maintain insurance coverage which would cover claims against BCBSNJ or CHCM arising from events occurring prior to February 22, 1996, which might constitute a breach under the Interim Services Agreement. The Company has been informed by BCBSNJ that BCBSNJ has notified its carrier of the claim and the carrier has advised BCBSNJ that it has not yet determined whether and to what extent coverage may exist. The Company, based upon the advice of counsel, is not presently able to determine whether the Bodino Action might result in any loss to the Company or CHCM and, if so, whether any such loss would be material.

Termination of Employment:

            A claim has been asserted by a former Medical Director of CAHS. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year's annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties are currently engaged in settlement discussions in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

Professional Liability:

            In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Pursuant to a Written Consent of Stockholders in Lieu of a Special Meeting dated August 23, 1996 (the "Written Consent") of the Company a written consent was executed and delivered to the Company by stockholders holding a majority of the issued and outstanding shares of common stock of the Company (the "Majority Stockholders"). Pursuant to the Written Consent, the following actions taken by the Company's Board of Directors (the "Board") on June 6, 1996 and July 24, 1996 were authorized, adopted, ratified and confirmed by the Majority Stockholders by a vote of 5,619,868 shares in favor of and 0 shares against:

            (1) The filing of an amendment to the Company's Restated Certificate of Incorporation (i) to effect a one-for-six reverse split of the outstanding shares of the common stock, $0.001 par value per share of the Company, (ii) to reduce the Company's authorized number of shares of Common Stock to 90,000,000 shares and (iii) to create a new class of "blank check" preferred stock, $0.10 par value per share , consisting of 10,000,000 shares; and

            (2) The 1996 Stock Option Plan, as amended, and the 1996 Director Stock Option Plan, as amended.

            No other matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: Since the Company's effective registration date of June 12, 1995, the Company's Common Stock has traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol CADV. The following table shows the range of closing bid prices for each quarter of the Company's two most recent fiscal years. Where applicable, prices have been adjusted to give effect to a 1-for-6 reverse stock split which was effective September 30, 1996. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      1995                         1996
                               -------------------          --------------------
QUARTER ENDED                  HIGH           LOW           HIGH            LOW
                               ----           ---           ----            ---
January 31                      N/A            N/A          $2.52          $0.96
April 30                        N/A            N/A          $2.34          $1.14
July 31                       $9.00          $3.30          $1.02          $0.06
October 31                    $4.20          $2.70          $1.02          $0.38


(b) Holders: As of December 10, 1996, there were approximately 2,100 holders of record of the Company's common stock. No shares of the Company's preferred stock have been issued. The Company believes that, in addition, there are a number of beneficial owners of the Company, whose shares are held in "Street Name."

(c) Dividends: During the two most recent years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses on a consolidated basis, and has a working capital deficit of approximately $4,191,000, a capital deficiency of $1,983,000 and has accumulated a deficit of $21,698,000 since its inception. In addition the Company is currently in default of its Services Agreement with BCBSNJ. By continuing to provide high quality health care cost containment services to its existing customer base of four BCBS plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment. Additionally, while the Company will have to seek additional financing to accomplish its objectives, management intends to secure appropriate capital as the business needs warrant. There is no assurance, however, that such financing will be received on a timely basis, on acceptable terms to the Company or at all, or that the Company will successfully renegotiate its contract with BCBSNJ. No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

            Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and renegotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein.

REORGANIZATION

            As a result of the recent series of transactions consummated by the Company which resulted in a change in control of the Company and the acquisition of CHCM (see "Notes to Financial Statements-Change in Control"), the Board of Directors and management have taken steps and expect to take certain additional actions to increase revenues, reduce and re-deploy personnel and other costs and ultimately increase shareholder value.

            Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. In addition, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

            As a result of the reorganization efforts to date, the Company has recorded a charge to operations in the current year of approximately $1,083,000 consisting of employment severance costs of $367,000 and direct expenses related to the change in control and reorganization of $716,000. Future charges to operations for related costs is possible; however, any such amounts and timing are not yet determinable.

RESULTS OF OPERATIONS

Net revenues:

                                                                              Year Ended
                                                   ------------------------------------------------------------------
                                                                1996                                1995
                                                   -----------------------------        -----------------------------
                                                      Amount            Percent           Amount            Percent
                                                   -----------       -----------        -----------       -----------

Revenues from fixed fee arrangements               $10,910,988            93%           $ 7,009,964           78%

Revenues from performance-based arrangements           355,169             3              1,855,814           21

Consulting revenues                                    526,000             4                105,189            1
                                                   -----------           ---            -----------          ---
            Total revenues                         $11,792,157           100%           $ 8,970,967          100%
                                                   ===========           ===            ===========          ===


The Company currently provides services to five customers. The Company's contracts with its customers are complicated. For example, contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because claims data typically lags by several months, it is difficult to ensure a high degree of accuracy when recording performance-based revenues. For these and other reasons, management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the renegotiation of the contract itself.

            The Company is currently in the process of negotiating contracts with two of its existing customers. Failure of any one of these customers to renew their contracts on reasonable terms would have a material adverse effect on the financial position and results of operations of the Company. While the Company hopes to broaden the scope of services to be performed and thus increase revenues from such customers, there is no assurance that any new contracts will be negotiated on terms more favorable than the existing contracts.

            On February 3, 1997, the Company received notice from one of its customers, Blue Cross and Blue Shield of Delaware, Inc. ("BCBSDE"), that it intends to cancel its consulting agreement with the company effective March 1, 1997. The Company is still engaged in discussions with such customer and hopes to enter into an agreement on terms acceptable to both parties; however, there is no assurance that such an agreement can be reached. Revenues and gross margins relating to BCBSDE for fiscal 1996 were $426,000 and $383,000, respectively. No revenues were recognized relating to BCBSDE prior to 1996 fiscal year.

            One of these customers with which the Company is negotiating with is BCBSNJ. The Company is seeking certain modifications to the existing Services Agreement which will provide the Company with an opportunity to realize performance-based fees. C W ventures may grant an There is no assurance that the Company's efforts will be successful.

            Net revenues for the years ended October 31, 1996 and October 31, 1995 were $11,792,157 and $8,970,967, respectively. The increase in the current year was primarily attributable to the securement and service of additional contracts that were entered into late in or subsequent to the prior fiscal year, including the contract with BCBSNJ entered into in connection with the acquisition of CHCM.

            The current period was adversely impacted by a reduction in and inability to recognize revenues as a result of the Company's failure to meet certain predefined targets with respect to performance-based revenues from two significant customers. The reduction in performance fees relating to one customer was for the period ended October 1995 which was determined and settled in July 1996 resulting in a performance-based-fee shortfall of approximately $764,000. The other situation related to performance-based-fees for a second customer for the six month period ended June 1996. According to the customer's data, the Company failed to meet certain targets for this period. Accordingly, no performance fees have been recognized for the six-month period ended June 30, 1996. The customer and the Company are currently investigating this data to determine whether such information, if accurate, is the result of adverse events and circumstances beyond the Company's control and, as a result, should be excluded from the measurement of the Company's performance. There is no assurance that any of such events occurred or that even if they did occur, that the customer will exclude the effects of such events from the determination of the Company's performance.

            Revenues from at-risk performance-based service contracts (through which the majority of the Company's revenues are typically earned) generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

Cost of services:

            Cost of services for the years ended October 31, 1996 and October 31, 1995 were $9,585,000 and $8,683,000, respectively. The increase in the cost of services was due to additional costs incurred pursuant to contracts with customers during the current periods that commenced during the prior year or did not exist in the prior period, in particular, the costs associated with the service of BCBSNJ pursuant to the Interim Services Agreement entered into with BCBSNJ, which became effective on April 1, 1995.

OPERATING EXPENSES

Selling, general and administrative:

            Selling, general and administrative costs during the year ended October 31, 1996 were $4,487,000 compared to $7,115,000 in the prior fiscal year. The decrease in the current period was due primarily to decreases in the personnel costs, professional fees and consulting fees, offset in part, by costs of $400,000 incurred in connection with the change of control transaction and increases in facility costs as a result of the Company's relocation to its new facility in the current period. Selling and marketing costs during the periods presented were minimal.

            While management has taken and intends to take additional steps to reduce general and administrative costs, any future reductions in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that management will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

            Depreciation and amortization aggregated $1,208,000, of which $846,000 is included in cost of services in the year ended October 31, 1996. Depreciation and amortization includes amortization of intangible assets other than the amount attributed to the Services Agreement of $310,000, amortization of the amount attributed to the Services Agreement arising in connection with the acquisition of CHCM of $205,000 and depreciation of property and equipment of $693,000.

Interest expense:

            Net interest expense during the year ended October 31, 1996 of $582,000 includes interest expense incurred on the CW Note of $110,000 and BCBSNJ Note of $165,000, which arose in connection with the change in control of the Company and acquisition of CHCM and a debt discount of $98,000 for the value of warrants issued in connection with the bridge financing by CW Ventures. See "Notes to Financial Statements - Change in Control" In addition, approximately $200,000 was incurred pursuant to capital lease obligations.

            The interest expense on the BCBSNJ Note was forgiven and credited to additional capital in connection with the exchange of the BCBSNJ Note into common shares of the Company on September 30, 1996. Accordingly, effective October 1, 1996, interest expense is no longer provided for on the BCBSNJ Note.

            Pursuant to the terms of the CW Note issued in connection with the change in control, interest expense related to the CW Note will also cease and any accrued interest be forgiven should such debt instrument be exchanged into shares of Common Stock of the Company.

Write-down of intangible assets:

            As a result of current management's recent determination that the Company's existing obligations under the Services Agreement between CHCM and BCBSNJ could not be performed on a profitable basis, the Company took a charge of approximately $1,173,000 in the fourth quarter for the write-down of the Services Agreement with BCBSNJ. The agreement is currently being renegotiated. The remaining value of the Services Agreement ($1,100,000) is based on management's estimate of cash flows from the renegotiated agreement. Based on management's current estimates, substantially all of such remaining amount will be amortized in 1997 and 1998.

            In addition, as a result of management's decision to adopt and implement a new and more comprehensive clinical related software product, the Company took a charge of approximately $238,000 in the fourth quarter for the write-off of software development costs incurred in the prior years in connection with the modification of the existing clinical software product.

            Both charges are reflected in "Write-down of intangible assets" on the consolidated statement of operations.

            Goodwill was recorded in a prior year in conjunction with the Company's initial acquisition of proposed contract rights to provide utilization review and case management services, that were at or near closure with three third-party insurers in 1993. The initial terms of these service contracts were anticipated to range from five to seven years. The Company initially adopted a seven-year straight-line amortization method for the goodwill.

            During fiscal 1995, in connection with the Company's evaluation of the possibility of impairment of goodwill on the basis of its recoverability from projected discounted net cash flows associated with its operations, the Company's cash flow projections indicated that the Company would not recover the goodwill attributable to the acquisition of the proposed contract rights. Accordingly, in fiscal 1995, the Company recorded an impairment charge of approximately $4,429,000, such amount representing the entire unamortized balance of the Company's goodwill.

Other costs:

Other costs of $724,000 in the current year represent costs incurred in connection with the change in control and related reorganization that the Company does not deem as recurring operating expenses; however, certain expenses within this component of the statement of operations may continue to be incurred in the future. Expenses reflected in "Other costs" include severance and separation costs related to the change in control and reorganization of approximately $367,000, professional fees and other costs related to the change in control of approximately $227,000, loss on disposal of assets of $130,000. Other costs during the year ended October 31, 1995 represented loss of a deposit of $300,000 on an abandoned acquisition, separation costs of $640,000 less reimbursement of certain expenses related to services provided to its customers in the 1994 fiscal year.

Loss from operations:

            Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely effect the operations of the Company. However, based upon the current level of revenues and the current level of costs and expense, management does not expect the Company to be profitable in the foreseeable future.

FINANCIAL CONDITION

Liquidity and Capital Resources:

            At October 31, 1996, the Company had cash of $1,167,000 and working capital deficiency of approximately $4,191,000. At October 31, 1995, the Company's cash balance was $536,000 and had a working capital deficiency of approximately $2,910,000. The increase in cash was due to the receipt of approximately $3,000,000 from CW Ventures and BCBSNJ pursuant to the transactions resulting in the change of control of the Company, as well as the additional cash received pursuant to the revised Services Agreement with BCBSNJ in connection with the acquisition of CHCM. (See "Notes to Financial Statements
- Change in Control".)

            Since the Company's inception, the Company's operating activities have not generated sufficient cash to fund its operations. As a result, the Company has relied on the sales of capital stock, capital contributions and guarantees by third parties of debt to fund its operating activities and capital expenditures. During the second quarter of the 1996 fiscal year, the Company secured equity and debt financing from the CW Group (see "Notes to Financial Statement - Change in Control"). CW Ventures is a specialized venture capital organization whose focus is health care related industries. Management views positively the addition of both capital and expertise from CW Ventures. CW Venture's representatives on the Board of Directors of the Company have assisted management over the past several months with strategy. And while the Company's current level of liquidity may not be sufficient in the future to accommodate the Company's growth plans, management intends to secure appropriate capital to accomplish its objectives. There is no assurance, however, that such financing will be received on a timely basis or on acceptable terms to the Company. See "Financing" below.

Financing:

            Amounts payable pursuant to long-term financing arrangements as of October 31, 1996 were approximately $1,500,000 consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by BCBSNJ. The other long-term financing arrangement is the CW Note for $2,000,000. However, BCBSNJ has the right to terminate the Services Agreement between BCBSNJ and CHCM as a result of defaults by CHCM of such agreement. Should BCBSNJ terminate the Services Agreement, the CW Note would become payable upon demand. Accordingly, the CW Note has been classified as a current obligation on the consolidated balance sheet at October 31, 1996. (See "Notes to Financial Statements - Change in Control".)

            In addition, the Company has provided for approximately $1,962,000 to be repaid to BCBSNJ in nine equal monthly installments beginning in April 1997. Such amount represents cash received from the customer in excess of revenues earned from such customer and could increase through the term of the contract period ended December 31, 1996 to as much as $2,400,000. Neither obligation bears interest or is secured or collateralized by any assets of the Company.

            In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, the Company expects to incur additional software and computer hardware costs during the first and second quarter of fiscal 1997 of approximately $450,000. Such costs are expected to be financed in the form of an operating lease with the Company's existing financing institution and guaranteed by BCBSNJ. There is no assurance that such financing will be guaranteed by BCBSNJ or without such guarantee, available on terms agreeable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On June 6, 1996, the Board of Directors of the Company selected and approved the Accounting Firm of Richard A. Eisner & Company, LLP as independent public accountants to audit the Company's financial statements for the fiscal year ending October 31, 1996. Accordingly, the accounting firm of Moore Stephens, PC (previously Mortenson and Associates--effective July 1, 1996, Mortenson and Associates changed its name to Moore Stephens), which was the independent accountant for the Company's most recent certified financial statements (fiscal year ended October 31, 1995) was dismissed in its capacity as the Company's accountants effective June 6, 1996.

            There were no disagreements between the Company and Moore Stephens, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audits of the two most recent fiscal years and any subsequent interim period to the date here.

            The report of Moore Stephens, PC on the Registrant's financial statements for the fiscal year ended October 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The Report of Moore Stephens, PC on the Registrant's financial statements for the fiscal year ended October 31, 1995 was originally issued with a disclaimer of opinion dated December 27, 1995 because of significant uncertainties. However, on February 22, 1996 these uncertainties were resolved and the disclaimer of opinion was withdrawn and a dual-dated report was issued, which was modified as to uncertainty about the

Company's ability to continue as a going concern. Such uncertainty was the result of recurring losses from operations, negative working capital and potential required payments pursuant to the terms of certain liabilities to which the Company was a party. Management of the Company concurred with the position of the former independent public accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's directors and executive officers are as follows:


        Name                                          Age                         Positions with the Company
        ----                                          ---                         --------------------------
William J. Marino (1)                                  54                     Chairman of the Board of Directors
Robert J. Pures (2)                                    52                     Director
Eric Schlesinger (1)                                   40                     Director

David McDonnell (1) (2)                                55                     Director
David Kass (2)                                         38                     Director
Thomas P. Riley                                        39                     Director, President and Chief
                                                                              Executive Officer
Richard J. Strobel                                     40                     Vice President, Treasurer,
                                                                              Secretary and Chief Financial
                                                                              Officer


-------------------------------------------------------------------------------
(1)         Member of Compensation Committee
(2)         Member of Audit Committee

            There is no family relationship between any Director or Executive Officer of the Company. At a meeting of the Company's Board of Directors held on January 14, 1997, a Compensation Committee and Audit Committee was formed.

            All directors of the Company are elected by the stockholders of the Company or, in the case of a vacancy, are elected by the directors then in office to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.

            The Company, BCBSNJ and CW Ventures are parties to the Stockholders' Agreement, pursuant to which BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members will be management of the Company acceptable to CW Ventures and BCBSNJ, and there shall be one non-employee outside director who is acceptable to CW Ventures and BCBSNJ. (See "Description of Business - Change in Control" above.) CW Ventures has designated David J. Kass and Eric Schlesinger as members of the Board.

BCBSNJ has designated William J. Marino and Robert J. Pures as members of the Board.

            The following sets forth certain information with respect to each Director and Executive Officer of the Company:

            William J. Marino--Since February 1996, a director of the Company. Since December 1993, a director of Contemporary HealthCare Systems, Inc. Since January 1994, President and Chief Executive Officer and director of Blue Cross and Blue Shield of New Jersey, Inc. From January 1992 through December 1993, Senior Vice President of Blue Cross and Blue Shield of New Jersey, Inc. Mr. Marino also currently serves as director of Digital Solutions, Inc.

            Robert J. Pures--Since February 1996, a director of the Company. Since 1995, Senior Vice President - Administration, Chief Financial Officer and Treasurer of Blue Cross and Blue Shield of New Jersey, Inc. From October 1985 through July 1995, Vice President - Finance and Treasurer of Blue Cross and Blue Shield of New Jersey, Inc.

            Eric Schlesinger--Since February 1996, a director of the Company. Since September 1993, Vice President of CW Group a venture capital investment company. From July 1989 through September 1993, Chief Marketing Officer of Empire Blue Cross and Blue Shield.

            David J. Kass--Since February 1996, a director of the Company. Since August 1995, Vice President of CW Group. From May 1994 to August 1995, Senior Vice President, Eastern United States of Genetrix, Inc. From June 1989 to May 1994, Executive Vice President, Chief Financial Officer and a director of Medigene, Inc. Mr. Kass also serves as a director of Alignis, Inc. and Complimentary Care, Inc.

            Thomas P. Riley--Since August 1996, a director, President and Chief Executive Officer of the Company. From February 1995 through February 1996, Vice President of Charter Medical, a company engaged in the health care services business. From April 1988 through February 1995, President and Chief Executive Officer of National Mentor, Inc., a company engaged in the mental health care services business.

            David J. McDonnell--Since January 1997, a director of the Company. Since December 1993, a director of Value Health, Inc., a company engaged in the health care service business. From September, 1984 to December 1993, Chief Executive Officer of Preferred Health Care, Inc., a company engaged in the mental health care services business.

            Richard J. Strobel--Since June 1996, Vice President, Treasurer, Secretary and Chief Financial Officer of the Company. From April 1995 through June 1996, Vice President - Finance and Administration and Chief Financial Officer of GEN/Rx, Inc., a company engaged in the manufacture and distribution of injectable drugs. From October 1993 though April 1995, Vice President - Finance and Administration of American Pharmaceutical Company, a company engaged in the repackaging and distribution of over-the-counter drugs. From January 1987 through April 1993,

Treasurer of Par Pharmaceutical, Inc., a company engaged in the development, manufacture and distribution of generic drugs.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

            Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1996 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements with the exception that neither BCBSNJ nor EHC filed a Form 3 reporting EHC's acquisition in February 1996 of a note exchangeable for shares of the Company's common stock and Robert Ailes, M.D., a former director of the Company, failed to file a Form 4 in June 1996, on which new options granted to Dr. Ailes were to be reported. BCBSNJ filed a Form 3 reporting its acquisition of 13,375,083 shares of common stock, issued upon exchange of the note following EHC's transfer of the note to BCBSNJ in October 1996, and Dr. Ailes filed a Form 5 reporting the grant of options in November 1996.

ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three fiscal years ended October 31, 1996, to the individual performing the function of Chief Executive Officer during such periods and each of the next four most highly compensated executive officers. None of the named individuals was employed by the Company prior to the 1995 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                           Long-Term Compensation
                                        -----------------------------------------------------        ---------------------------
                                                                                      Other                               All
                                           Year                                       Annual                             Other
Name and                                   Ended                                      Compen-         Number of          Compen-
Principal Position                      October 31,    Salary          Bonus         sation (5)        Options           sation
------------------                      -----------    ------         ------         ---------        ---------          -------
Thomas P. Riley                             1996       $127,500
President and Chief Executive Officer

Richard J. Strobel                          1996       $ 90,856                                         400,000        $  2,423(6)
Vice President, Treasurer, Secretary
and Chief Financial Officer

John J. Petillo, Ph.D. (1)                  1996       $ 20,833                      $ 28,371
Former Chairman, President                  1995       $516,832                        50,773           416,667        $  4,206(6)
and Chief Executive Officer

Vincent M. Achilarre (2)                    1996       $139,488       $ 54,871       $133,377
Former Vice President, Chief                1995       $202,563       $ 80,000       $  5,769            20,000(7)     $ 34,620(8)
Financial Officer and Treasurer

Robert Ailes, M.D. (3)                      1996       $200,942                                         575,000        $  4,908(6)
President and Chief Executive               1995       $250,000                                          58,333
Officer of CAHS

Stephan D. Deutsch, M.D. (4)                1996       $259,615       $ 23,077                          250,000
Senior Vice President and Chief             1995       $ 76,293       $ 38,461                           16,667
Medical Director of CAHS

--------

(1) Dr. Petillo resigned his positions as Chairman of the Board, President and Chief Executive Officer effective February 22, 1996. Dr. Petillo was retained by the Company as a consultant through February 22, 1997.

(2) Mr. Achilarre resigned his positions as Vice President, Chief Financial Officer and Treasurer effective May 23, 1996.


(3) Dr. Ailes joined the Company, as President and Chief Executive Officer of CAHS, effective June 1, 1995, and is paid an annual salary of $265,000 under the terms of his amended employment agreement. Dr. Ailes served as a director of the Company from June 1, 1995 through June 6, 1996.

(4) Dr. Deutsch joined the Company on July 1, 1995, and is paid an annual salary of $250,000 under the terms of his employment agreement.

(5) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days that were paid.

(6) Represents Company matching contributions to a 401(k) profit sharing/savings plan.

(7) Options for 3,333 shares were canceled pursuant to the Board's cancellation of the 1995 Comprehensive Stock Incentive Plan.

(8) Includes forgiveness of a loan in the amount of $30,000 and Company matching contributions to a 401(k) profit sharing/savings plan in the amount of $4,620.

COMPENSATION PLANS

        Stock Option Plans:

        On June 6, 1996 and July 24, 1996, the Board of Directors of the Company adopted and amended (i) the 1996 Stock Option Plan (the "1996 Plan") and (ii) the 1996 Director Stock Option Plan (the "Director Plan" and, together with the 1996 Plan, the "Stock Plans"). The Stock Plans were approved and ratified by the Majority Stockholders pursuant to the Written Consent. The key features of the Stock Plans are summarized below.

        On June 6, 1996, the Board canceled all options granted under the Company's 1995 Comprehensive Stock Incentive Plan. Options to purchase 93,134 shares of Common Stock had been granted under the Company's 1995 Comprehensive Incentive Plan. The Company believes that the 1996 Plan offers flexibility to the Company in the granting of options and that adoption of the 1996 Plan is necessary to aid the Company in attracting, retaining and motivating officers and employees who are in a position to contribute materially to the successful conduct of the Company's business and affairs. The Stock Plans are intended to furnish additional incentives whereby present and future directors, officers and employees may be encouraged to acquire, or to increase their holdings of, the Company's Common Stock.

        A total of 1,933,334 options have been granted and are outstanding under the Stock Plans. Additional non-plan options aggregate 1,094,585 outstanding at October 31, 1996. The table below indicates grants of options that have been granted, to the named persons. Other awards under the Stock Plans are not yet determinable.

STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                                               Number of
                                                                 Shares        % of Total     Exercise
                                                               Underlying       Options        Price
                                               Fiscal           Options        Granted to       Per            Expiration
Name                                            Year            Granted        Employees       Share              Date
----                                           ------          ----------      ----------      -----           -----------
Thomas P. Riley                                 1996               None          N/A               N/A                  N/A
Richard J. Strobel                              1996            400,000           21%            $ .78          June    2006
John J. Petillo, Ph.D. (1)                      1995            416,667          N/A             $1.68          January 2005
Vincent M. Achilarre (2)                        1995             16,667          N/A             $1.44          January 2005
Robert Ailes, M.D. (3)                          1996            575,000           30%            $1.50          June    2006
Stephan D. Deutsch, M.D. (4)                    1996            250,000           13%            $0.78          June    2006

----------------------------

(1) Represents options granted to Mr. Petillo in fiscal 1995. Option price was reset to $1.68 during fiscal 1996

(2) Represents options granted to Mr. Achilarre in fiscal 1995. Pursuant to a severance agreement, the exercise price of the options were re-priced at $1.44 during fiscal 1996.

(3) Effective June 6, 1996, Dr. Ailes was awarded options to purchase 575,000 shares of Common Stock (replacing options to purchase 58,333 shares previously granted to Dr. Ailes during fiscal 1995) at an exercise price of $1.50 per share.

(4) Effective July 24, 1996, Dr. Deutsch was awarded options to purchase 250,000 shares of Common Stock (replacing options to purchase 16,667 shares previously granted to Dr. Deutsch during fiscal 1995) at an exercise price of $0.78 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                                                          Number of                Value of
                                                                                          Shares Underlying        Unexercised
                                                                                          Unexercised              In-the-Money
                                                                                          Options at               Options at
                                        Shares to be                                      October 31, 1996         October 31, 1996
                                        Acquired              Value                       Exercisable/             Exercisable/
Name                                    on Exercise(#)        Realized                    Unexercisable            Unexercisable (1)
----                                    --------------        --------                    -------------            -----------------
Thomas P. Riley                                   0             N/A                                    N/A                N/A
Richard J. Strobel                          400,000              $0                        111,111/288,889              $0/$0
John J. Petillo, Ph.D.                      416,667              $0                        416,667/0                    $0/$0
Vincent M. Achilarre                         16,667              $0                         16,667/0                    $0/$0
Robert Ailes, M.D.                          575,000              $0                        125,000/450,000              $0/$0
Stephan D. Deutsch, M.D.                    250,000              $0                         55,556/194,444              $0/$0

----------------------------

(1) Based upon the average Bid and Asked prices on the OTC Bulletin Board of the Company's Common Stock on December 31, 1995.


Description of the Stock Plans:

            The 1996 Plan is administered by the Board of the Company. Pursuant to the terms of the 1996 Plan, the Board will select persons to be granted options and will determine: (i) whether the respective option is to be a non-statutory, non-qualified option or an incentive option; (ii) the number of shares of the Company's Common Stock purchasable under such option; (iii) the time or times when the option becomes exercisable, except that no incentive or non-statutory, non-qualified option shall be exercised and sold by the recipient prior to six (6) months from the date of grant; (iv) the exercise price cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company; and (v) the duration of the option, which cannot exceed ten (10) years. Incentive Options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-statutory, non-qualified Options may be granted to any employees (including employees who have been granted Incentive Options) and other persons who the Board may select. Under the 1996 Plan, an aggregate of 10% of the Company's authorized number of shares of Common Stock or 9,000,000 shares of Common Stock has been reserved for issuance pursuant to the 1996 Plan.

            The Director Plan is also administered by the Board. Pursuant to the terms of the Director Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 166,667 shares of Common Stock; (ii) at an exercise price which cannot be less than 100% of the fair market value of the Common Stock on the date of grant; (iii) immediately exercisable, and (iv) for a duration not to exceed ten (10) years from the date of grant. Options under the Director Plan may be granted only to Directors of the Company. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of Common Stock or 1,800,000 shares of Common Stock has been reserved for issuance pursuant to the Director Plan. No current member of the Board has been granted any options under the Director Plan.

            All options granted under the 1996 Plan and the Director Plan are exercisable during the option holder's lifetime only by the option holder (or his or her legal representative) and only while such option holder is in the Company's employ or is a Company director. With respect to both the 1996 Plan and the Director Plan, in the event of termination of employment or of his or her directorship, such person shall have three (3) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. With respect to the 1996 Plan, in the event of termination of employment due to death or disability of the option holder, such person shall have twelve (12) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. With respect to the Director Plan, in the event of termination of the option holder's directorship due to death, such person shall have twelve
(12) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date.

            Both the 1996 Plan and the Director Plan contain customary anti-dilution provisions which provide that, in the event of any change in the Company's outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall adjust the aggregate number of shares of the Common Stock reserved for issuance under both plans. In addition, the aggregate number of outstanding options and the exercise price per share under both plans shall be proportionately adjusted by the Board whose determination shall be conclusive.

            The Board of Directors has the authority to terminate both the 1996 Plan and the Director Plan as well as to make changes in and additions to such plans. However, with respect to the 1996 Plan, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the 1996 Plan, terminate modify or amend such plan so as to adversely affect the rights of option holders previously granted under such plan, change the requirement of eligibility to such plan or materially increase the benefits accruing to participants under such plan. With respect to the Director Plan, the Board may not, unless the option holder thereof consents, materially impair the rights of such option holder under such plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

            On July 24, 1996, the Company extended an employment package to Mr. Thomas Riley to act as President and Chief Executive Officer of the Company. Pursuant to the employment arrangement, Mr. Riley shall receive annual compensation of $275,000.

            On August 7, 1996, the Company entered into an employment agreement with Mr. Richard J. Strobel to act as Vice President, Treasurer, Secretary and Chief Financial Officer of the Company for a term of four (4) years. Pursuant to the employment agreement Mr. Strobel shall receive annual compensation of $175,000 plus options to purchase 400,000 shares of Common Stock of the Company at the then market value of the Company's Common Stock on July 24, 1996 when the Company's Board of Directors granted such options to Mr. Strobel, which market price was $0.78. In addition, pursuant to the terms of the employment agreement, should Mr. Strobel's employment with the Company be terminated for any reason except "for cause" or death or disability, Mr. Strobel would receive six months of his then annual salary.

Compensation of Directors:

            Members of the Board of Directors of the Company presently receive no annual remuneration for acting in that capacity. The Company anticipates that its non-employee directors will be paid reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. Certain members of the Board of Directors of the Company will also be eligible for the grant of options under the Director Plan that currently provides for each non-employee Director to receive an annual grant of options to purchase 166,667 shares of the Company's Common Stock. None of the current directors have been granted any options pursuant to the Director Plan. See "Compensation Plans - Description of Stock Plans" above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers, and Directors as a group, in each case, as of December 23, 1996. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     BENEFICIAL OWNERSHIP OF COMMON STOCK BY
                       CERTAIN STOCKHOLDERS AND MANAGEMENT


NAME                                                                      NUMBER OF SHARES           PERCENT OF
                                                                         BENEFICIALLY OWNED(1)      OWNERSHIP(2)
----                                                                     --------------------       -----------
Blue Cross and Blue Shield of
   New Jersey, Inc. (3)(4)(5) .......................................       37,617,420                   77.60
CW Ventures II, L.P.(5)(6)(7) .......................................       37,784,087                   65.01
John J. Petillo(8)(9) ...............................................        1,850,625                    7.51
David Kass(6)(10)(14) ...............................................
William J. Marino(3)(11) ............................................              334                       *
Robert J. Pures(3)(11)(15) ..........................................
Eric Schlesinger(6)(10) .............................................
David J. McDonnell(16)  .............................................
Walter Channing(5)(6)(7)(12) ........................................       37,784,087                   65.01
Charles Hartman(5)(6)(7)(12) ........................................       37,784,087                   65.01
Barry Weinberg(5)(6)(7)(12) .........................................       37,784,087                   65.01
Thomas P. Riley(13) .................................................
Richard J. Strobel(13)(14) ..........................................          111,111                       *

Current Directors and Executive Officers as
a Group(15) (seven persons) .........................................          111,445                       *

-------------------------------

*    Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Includes outstanding shares and shares subject to options exercisable within 60 days. Unless otherwise indicated, the options indicated as owned by the persons named above are exercisable within 60 days.

(2) The percent beneficially owned by any person or group who held options exercisable within 60 days of December 23, 1996 has been calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding.

(3) The business address of such person or entity is 3 Penn Plaza East, Newark, New Jersey 07105.

(4) Includes 24,242,337 shares of Common Stock issuable by the Company for failure to meet certain revenue and income thresholds. In the event that the Services Agreement is terminated by BCBSNJ, CW Ventures will have the right to purchase BCBSNJ shares in accordance with the terms of the Stockholders' Agreement.

(5) BCBSNJ may be deemed a member of a "group," as such term is used in Section 13(d) of the Exchange Act, with CW Ventures, CW Partners III, L.P., the general partner of CW Ventures ("CW Partners"), and Walter Channing, Charles Hartman and Barry Weinberg, the general partners of CW Partners. BCBSNJ on the one hand, and CW Ventures, CW Partners and Messrs. Channing, Hartman and Weinberg, on the other, disclaim membership in a group for the purpose of Section 13(d) of the Exchange Act or for any other purpose.

(6) The business address of such person or entity is 1041 Third Avenue, New York, New York 10021.

(7) Includes 7,799,997 shares of Common Stock issuable upon conversion of certain outstanding convertible notes, 25,914,222 shares of Common Stock issuable by the Company for failure to meet certain revenue and income thresholds and 166,667 shares of Common Stock issuable upon exercise of the CW Warrants.

(8) The business address of such person is 65 Willowbrook Boulevard, Wayne, New Jersey 07470

(9) Former Chairman of the Board of Directors and Chief Executive Officer of the Company who resigned effective February 22, 1996. Includes 416,667 shares of Common Stock issuable upon exercise of outstanding stock options.

(10) Does not include the following shares beneficially owned by CW Ventures:
     3,903,201 shares directly owned by CW Ventures and 7,799,997 and 166,667 shares of Common Stock issuable upon exercise of the CW Note and the CW Warrants, respectively, and the 25,914,222 shares issuable for failure to meet certain revenue and income thresholds. Messrs. Kass and Schlesinger are each Vice President of CW Group, the management company of CW Ventures and CW Partners, and Mr. Kass holds other positions with CW Ventures and other related entities. Messrs. Kass and Schlesinger disclaim beneficial ownership of such shares.

(11) Does not include the 13,375,083 shares of Common Stock issued upon exercise of the BCBSNJ Note and the 24,242,337 shares issuable for failure to meet certain revenue and income thresholds. Messrs. Marino and Pures, the President and Chief Executive Officer and the Senior Vice
     President-Administration, Chief Financial Officer and Treasurer, respectively, of BCBSNJ disclaim beneficial ownership of such shares.

(12) Includes 3,903,201 shares directly owned by CW Ventures and 7,799,997 and 166,667 shares of Common Stock issuable upon exercise of the CW Note and the CW Warrants, respectively, and the 25,914,222 shares issuable for failure to meet certain revenue and income thresholds. Messrs. Channing, Hartman and Weinberg are the general partners of CW Partners, and as such may be deemed to beneficially own such shares. Messrs. Channing, Hartman and Weinberg disclaim beneficial ownership of such shares except to the extent of their respective direct and indirect partnership interests in CW Ventures.

(13) The business address of such person is 485-C Route 1 South, Iselin, NJ 08830-3037.

(14) Consists of shares issuable upon exercise of currently exercisable incentive stock options.

(15) Does not include the following shares beneficially owned by CW Ventures or BCBSNJ, as the case may be: the 3,903,201 shares directly owned by CW Ventures and 7,799,997 and 166,667 shares of Common Stock issuable upon exercise of the CW Note and the CW Warrants, respectively, and the 25,914,222 shares issuable for failure to meet certain revenue and income thresholds, 13,375,083 shares of Common Stock issued upon exercise of the BCBSNJ Note and the 24,242,337 shares issuable for failure to meet certain revenue and income thresholds. Includes an aggregate of 111,000 shares issuable upon the exercise of currently exercisable stock options.

(16) The business address of such person is 301 Aqua Court, Naples, Florida
     34102.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a series of transactions with BCBSNJ. In February, 1996, the

Company issued the BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of common stock and the issuance of an additional 24,242,337 shares of common stock for failure of the Company to meet certain revenue and income thresholds. For further description of the BCBSNJ Note, see "Description of Business - Change in Control." CHCM and BCBSNJ are parties to the Services Agreement. The Services Agreement requires, among other things, BCBSNJ to pay a monthly "interim payment" of $833,333 (subject to recoupment under certain circumstances) to CHCM with respect to each service month in calendar year 1996 and, in subsequent years, to pay a monthly service fee reduced by a "trailing monthly adjustment" based on performance. For further description of the Services Agreement, see "Description of Business - Change in Control." As of December 23, 1996, BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 77.60% of the outstanding common stock, assuming exchange of the BCBSNJ Note only and the issuance of the additional shares of Common Stock due to BCBSNJ because of the failure of the Company to meet revenue and income levels in its fiscal year ended October 31, 1996. In addition, several of the Company's directors and executive officers are affiliated with BCBSNJ; Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of BCBSNJ; William Marino, a director of the Company and CHCM, is also director, President and Chief Executive Officer of BCBSNJ.

            The Company has also entered into a series of transactions with CW Ventures. In February, 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provides for exchange into 7,799,997 shares of common stock and the issuance of an additional 24,914,222 shares of common stock for failure to meet certain revenue and income thresholds. For further description of the CW Note, see "Description of Business - Change in Control." In February, 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Change in Control." As of December 23, 1996, CW Ventures is the beneficial owner of 37,780,594 shares of common stock, constituting 65.01% of the outstanding common stock, assuming conversion of the CW Note and exercise of the CW Warrants only and the issuance of the additional shares of common stock due CW Ventures because of the failure of the Company to meet net revenue and income levels for its fiscal year ended October 31, 1996. In addition, several of the Company's directors and executive officers are affiliated with CW
Ventures: David Kass is a director of the Company, CAHS and CHCM and is also the Chief Financial Officer of CW Ventures; and Eric Schlesinger is Vice President of CW Group, the management company of CW Ventures and CW Partners.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

Exhibit No.             Description of Exhibit
----------              ----------------------

2.1                     Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant (1)

 2.2                    Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health
                        Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation (1)

 3.1                    Registrant's Certificate of Incorporation (1)

 3.11                   Amended and Restated Certificate of Incorporation (4)

 3.2                    Registrant's By-Laws (1)

 4.1                    Form of Common Stock Certificate (1)

 4.2                    Registrant's 1995 Comprehensive Stock Incentive Plan (1)

 4.21                   Registrant's 1996 Stock Option Plan (4)

 4.22                   Registrant's 1996 Director Stock Option Plan (4)

 4.3                    Stock Option Agreement dated as of January 27, 1995 with John J. Petillo with respect to 2,500,000 shares of the Registrant's Common Stock (1)

 4.4                    Stock Option Agreement dated as of January 27, 1995 with Robert T. Caruso with respect to 1,700,000 shares of the Registrant's Common Stock (1)

 4.6                    Stock Option Agreement dated as of January 24, 1995 with Paul G. Shoffeitt with respect to 1,500,000 shares of the Registrant's Common Stock (1)

 4.7                    Warrant dated October 31, 1994 granting MEDecision, Inc. the right to purchase
                        300,000 shares of the Registrant's Common Stock (1)

 4.8                    Stock Option Agreements dated September 7, 1995 with Vincent M. Achilarre with respect to 120,000 shares of the Registrant's Common Stock (2)

 4.9                    Stock Option Agreement dated September 7, 1995 with James J. McQueeny with respect to 75,000 shares of the Registrant's Common Stock (John K. Lloyd, a director, and Leon G. Smith, a former director, have identical options) (2)

10.1                    Separation Agreement dated April 20, 1995 between PMDX and the Registrant (1)

10.2                    Agreement dated as of January 1, 1995 between Maine BCBS and CAHS (1)

10.3                    Products and Services Agreement dated November 7, 1994 between MEDecision,
                        Inc. and CAHS (1)

10.5                    Employment Agreement dated as of November 1, 1994 between John J. Petillo and the Registrant (subsequently canceled) (1)

10.6                    Fee Agreement dated as of January 5, 1995 between John J. Petillo and the
                        Registrant (subsequently canceled) (1)

10.8                    Employment Services dated November 8, 1993 between Paul G. Shoffeitt and AHS and Amendment Letter dated January 24, 1995 among Paul G. Shoffeitt, John J.
                        Petillo, Robert T. Caruso, the Registrant, CAHS and PMDX (subsequently terminated) (1)

10.9                    Registration Rights Agreement dated as of December 14, 1994 between John J.
                        Petillo and the Registrant (1)

10.10                   Registration Rights Agreement dated as of December 14, 1994 between Robert T.
                        Caruso and the Registrant (1)

10.11                   Registration Rights Agreement dated as of January 24, 1995 between Paul G.
                        Shoffeitt and the Registrant (1)

10.12                   Letter of Intent dated September 30, 1994 between the Registrant and New Jersey
                        BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April
                        4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS (1)

10.12(a)                December 22, 1995 Letter Agreement between the Registrant and New Jersey
                        BCBS extending the Letter of Intent and Interim Services Agreement to March 31,
                        1996 (2)


10.13                   Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan
                        Life Insurance Company (1)

10.14                   Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the
                        Registrant and its CareAdvantage Health Systems, Inc. subsidiary (2)

10.15                   Securities Purchase Agreement dated February 22, 1996 among CW Ventures,
                        CAHS and the Registrant (3)

10.16                   CW Exchangeable Note (3)

10.17                   Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM,
                        CAHS and the Registrant (3)

10.18                   EHC Exchangeable Note (3)

10.19                   Services Agreement dated February 22, 1996 among BCBSNJ, CHCM, CAHS and the Registrant (3)

10.20                   Stockholders' Agreement dated February 22, 1996 among, EHC, CW Ventures and the Registrant (3)

10.21                   Employment Agreement, dated as of August 7, 1996 between the Registrant and
                        Richard J. Strobel

16                      Letter regarding change in accountants, incorporated by reference to exhibit filed on
                        CAI's Form 8-K dated June 6, 1996.

21                      Subsidiaries of Registrant

--------------

(1) Incorporated by reference to exhibit filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

(2) Incorporated by reference to exhibit filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1995.

(3) Incorporated by reference to exhibit filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1995.

(4) Incorporated by reference to exhibit filed with CAI's Information Statement dated September 6, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    CareAdvantage, Inc.
                                                                                    (Registrant)

Date: February 5, 1997                                                              By: /s/ Thomas Riley
      ----------------                                                                  ----------------
                                                                                    Thomas Riley, President and
                                                                                    Chief Executive Officer, Director


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 5, 1997                                                              By: /s/ Thomas Riley
      ----------------                                                                  ----------------
                                                                                    Thomas Riley, President and
                                                                                    Chief Executive Officer, Director

Date: February 5, 1997                                                              By: /s/ Richard J. Strobel
      ----------------                                                                  ----------------------
                                                                                    Richard J. Strobel,
                                                                                    Vice President, Secretary, Treasurer,
                                                                                    Chief Financial and Accounting Officer

Date: February 5, 1997                                                              By:  /s/ William J. Marino
      ----------------                                                                  ----------------------
                                                                                    William J. Marino, Director

Date: February 5, 1997                                                              By:  /s/ Robert J. Pures
      ----------------                                                                  --------------------
                                                                                    Robert J. Pures, Director

Date: February 5, 1997                                                              By:  /s/ Eric Schlesinger
      ----------------                                                                  ---------------------
                                                                                    Eric Schlesinger, Director

Date: February 5, 1997                                                              By:  /s/ David Kass
      ----------------                                                                  ---------------
                                                                                    David Kass, Director

Date: February 5, 1997                                                              By: /s/ David McDonnell
      ----------------                                                                  -------------------
                                                                                    David McDonnell, Director

                               CAREADVANTAGE, INC.

                                     PART II



             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                                                                            PAGE
                                                                                            ----

INCLUDED IN PART II:

Report of Independent Public Accountants                                                    F-2

Report of Independent Public Accountants                                                    F-3

Consolidated Balance Sheets at October 31, 1996 and October 31, 1995                        F-4

Consolidated Statements of Operations for the years ended October 31, 1996,
October 31, 1995 and October 31, 1994                                                       F-5

Consolidated Statements of Cash Flows for the years ended October 31, 1996,
October 31, 1995 and October 31, 1994                                                       F-6

Consolidated Statement of Changes in Capital Deficiency for the
years ended October 31, 1996, October 31, 1995 and October 31, 1994                         F-7

Notes to Consolidated Financial Statements                                              F-8 through F-21


                     --------------------------------------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of CareAdvantage, Inc. and Subsidiaries
   New York, New York


                  We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and its subsidiaries as of October 31, 1995, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the two fiscal years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and its subsidiaries as of October 31, 1995, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, and as discussed in the Notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit since its inception, and has negative working capital. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in the Notes. Realization of the carrying value of the Company's remaining assets included in the balance sheet referred to in the first paragraph is dependent on the success of the Company's plans. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.



                                            /s/ MOORE STEPHENS, P.C.
                                            ------------------------------
                                            MOORE STEPHENS, P.C.
                                            Certified Public Accountants.

Cranford, New Jersey
December 27, 1995

                    [RICHARD A. EISNER & COMPANY LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and
   Board of Directors of
CareAdvantage, Inc.
New York, New York


        We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries as of October 31, 1996 and the related consolidated statements of operations, capital deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of October 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has incurred substantial losses from operations since inception and as at October 31, 1996 has a capital deficiency of approximately $2,000,000 and a working capital deficiency of approximately $4,400,000. In addition, the Company is currently in default of a significant service agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ RICHARD A. EISNER & COMPANY LLP
------------------------------------
RICHARD A. EISNER & COMPANY LLP

New York, New York
January 7, 1997

                               CAREADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                                                October 31,         October 31,
                                                                                         1996                1995*
                                                                                     ------------        ------------
Current assets:
    Cash and equivalents                                                             $  1,167,147        $    536,471
    Accounts receivable-stockholder                                                       833,333
    Accounts receivable-other                                                              90,000              86,579
    Other current assets                                                                  129,829              68,971
                                                                                     ------------        ------------

                        Total current assets                                            2,220,309             692,021

Property and equipment, at cost less                                                    1,480,746           2,077,395
       accumulated depreciation (Note 4)
Intangible assets (Note 3)                                                              2,080,769           1,576,091
Other assets                                                                               79,184              87,170
                                                                                     ------------        ------------

                                                                                     $  5,861,008        $  4,432,677
                                                                                     ============        ============

                        LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
    Current portion of long-term debt (Note 5)                                       $    623,472        $    558,410
    Note payable-stockholder (Note 6)                                                   2,000,000
    Accounts payable                                                                      569,346           1,265,219
    Due to customer (Note 7)                                                              485,594
    Due to stockholders (Note 7)                                                        1,525,694
    Accrued payroll and related benefits                                                  512,505             273,002
    Accrued expenses and other current liabilities                                        694,996           1,505,482
                                                                                     ------------        ------------

                        Total current liabilities                                       6,411,607           3,602,113

Capital lease obligations, less current portion (Note 5)                                  996,591           1,493,178
Due to stockholder, less current portion (Note 7)                                         435,912

Commitments and contingencies (Note 10)

Capital deficiency (Note 8):
    Preferred Stock - par value $.10 per share; authorized 10,000,000 shares;
      none issued and outstanding
    Common stock - par value $.001 per share; authorized 90,000,000 shares;
      issued and outstanding 24,233,327 and 41,726,510                                     24,233              41,726
    Additional capital                                                                 19,690,248          15,658,333
    Accumulated deficit                                                               (21,697,583)        (16,362,673)
                                                                                     ------------        ------------

                        Total capital deficiency                                       (1,983,102)           (662,614)
                                                                                     ------------        ------------

                                                                                     $  5,861,008        $  4,432,677
                                                                                     ============        ============

*Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED OCTOBER 31,
                                                       ------------------------------------------------------
                                                           1996                 1995*                1994*
                                                       ------------         ------------         ------------

Net revenues (Note 2)                                  $ 11,792,157         $  8,970,967         $        -0-


Cost of services                                          9,584,991            8,683,056            1,043,911
                                                       ------------         ------------         ------------


Gross profit                                              2,207,166              287,911           (1,043,911)
                                                       ------------         ------------         ------------


Operating expenses:
    Selling general and administration                    4,487,496            7,114,937            3,002,930
    Depreciation and amortization                           362,289              969,528              735,037
    Write-down of intangible assets (Note 3)              1,386,451            4,428,571
    Other costs                                             724,032              690,000           (1,411,107)
                                                       ------------         ------------         ------------
                        Total operating expenses          6,960,268           13,203,036            2,326,860
                                                       ------------         ------------         ------------

Interest                                                    581,808               76,777
                                                       ------------         ------------

NET LOSS                                               $ (5,334,910)        $(12,991,902)        $ (3,370,771)
                                                       ============         ============         ============


PRO FORMA NET LOSS PER SHARE OF COMMON STOCK           ($      0.23)        ($       .95)        ($      0.48)
   (NOTE 2)                                            ============         ============         ============


PRO FORMA WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (NOTE 2)                    23,013,800           13,641,960            6,954,418
                                                       ============         ============         ============


*Reclassified to conform to current period classification.


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEAR ENDED OCTOBER 31,
                                                                       ------------------------------------------------------
                                                                          1996                 1995*                1994*
                                                                       ------------         ------------         ------------
Operating activities:
    Net (loss)                                                          ($5,334,910)        ($12,991,902)         ($3,370,771)
    Adjustments to reconcile net loss to net cash used by
    operating activities:
        Depreciation and amortization                                     1,208,215            1,344,010              735,037
        Write-down of intangible assets                                   1,386,451            4,728,571
        Expense associated with issuance of warrants and other              241,539               14,162
        Change in assets and liabilities:
           Due to/from customers/stockholders                             1,610,446              613,846             (703,625)
           Other assets                                                     (52,873)            (178,844)            (274,096)
           Accounts payable                                                (695,873)           1,147,214              118,004
           Accrued expenses and other liabilities                          (932,046)           1,344,945              433,541
                                                                       ------------         ------------         ------------

            Cash used by operating activities                            (2,569,051)          (3,977,998)          (3,061,910)
                                                                       ------------         ------------         ------------

Investing activities:
    Capital expenditures                                                    (77,275)            (661,619)             (96,091)
    Acquisition of intangible assets                                                          (1,293,256)
    Acquisition of CHCM (cash proceeds - net of transaction costs)          783,527
                                                                       ------------         ------------         ------------

            Cash provided from (used by) investing activities               706,252           (1,954,875)             (96,091)
                                                                       ------------         ------------         ------------

Financing activities:
    Advances from a former affiliate - capitalized                                             2,858,392            6,802,431
    Principal payments under long-term debt                                (431,525)             (34,478)
    Proceeds from issuance of note payable and CW warrants                2,000,000
    Net proceeds from issuance of common stock                              925,000                                     1,000
                                                                       ------------         ------------         ------------

            Cash provided from financing activities                       2,493,475            2,823,914            6,803,431
                                                                       ------------         ------------         ------------

Net increase (decrease) in cash                                             630,676           (3,108,959)           3,645,430

Cash and equivalents - beginning of period                                  536,471            3,645,430                  -0-
                                                                       ------------         ------------         ------------

Cash and equivalents - end of period                                    $ 1,167,147          $   536,471          $ 3,645,430
                                                                       ============         ============         ============

Interest paid                                                           $   280,518          $    19,800          $       -0-
                                                                       ============         ============         ============

Taxes paid                                                              $       -0-          $       -0-          $       -0-
                                                                       ============         ============         ============


*Reclassified to conform to current period classification


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY


                                                         COMMON STOCK
                                                    ---------------------------
                                                     NUMBER OF        PAR VALUE        ADDITIONAL      ACCUMULATED      CAPITAL
                                                      SHARES            AMOUNT          CAPITAL         (DEFICIT)     DEFICIENCY
                                                    ---------         ---------        ----------      -----------    ----------
BALANCE AS OF OCTOBER 27, 1993                                                       $      1,000                   $      1,000

Acquisition of CAHS by Primedex                                                         6,000,000                      6,000,000
Capitalization of advances from Primedex                                                6,802,431                      6,802,431
Stock dividend to Primedex stockholders              40,026,510        $40,026            (40,026)
October 1994 stock transferred for Primedex
   debenture holders                                  1,700,000          1,700             (1,700)
Net (loss) for the year ended October 31, 1994                                                         (3,370,771)    (3,370,771)
                                                     ----------         ------         ----------    ------------   ------------
BALANCE AS OF OCTOBER 31, 1994                       41,726,510         41,726         12,761,705      (3,370,771)     9,432,660

Capitalization of advances from Primedex                                                2,896,628                      2,896,628
Net (loss) for the year ended October 31, 1995                                                        (12,991,902)   (12,991,902)
                                                     ----------         ------         ----------     -----------    -----------
BALANCE AS OF OCTOBER 31, 1995                       41,726,510         41,726         15,658,333     (16,362,673)      (662,614)
One-for-six reverse stock split                     (34,772,092)      (134,772)            34,772
                                                     ----------         ------         ----------     -----------    -----------
                                                      6,954,418          6,954         15,693,105
Issuance of common stock and warrants in
   connection with financing transactions             3,903,201          3,903          1,019,093                      1,022,996
Issuance of common  stock to employee                       625              1                 (1)
Exchange of BCBSNJ Note                              13,375,083         13,375          2,978,051                      2,991,426
Net (loss) for the year ended October 31, 1996                                                         (5,334,910)    (5,334,910)
                                                     ----------        -------       ------------    ------------   ------------
BALANCE AS OF OCTOBER 31, 1996                       24,233,327        $24,233        $19,690,248    $(21,697,583)  $ (1,983,102)
                                                     ==========        =======       ============    ============   ============


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

THE COMPANY AND BASIS OF PRESENTATION:

            CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), operates in one business segment, providing health care cost containment services to health care insurers and other health services organizations to reduce the costs of medical services provided to their subscribers.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $4,191,000 and a capital deficiency of approximately $1,983,000 and has incurred significant losses since its inception. In addition, the Company is currently in default on its Service Agreement with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") and is currently renegotiating such agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes it can continue to leverage its reputation with its Blue Cross Blue Shield customers to other similar customers; however, the Company will have to seek additional financing to accomplish its objectives. There is no assurance that such financing will be received on a timely basis, on acceptable terms to the Company or at all or that the Company will successfully renegotiate its agreement with BCBSNJ. No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

1.          CHANGE IN CONTROL:

            On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with BCBSNJ. The transactions included the sale to CW Ventures of (i) 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share for an aggregate of $1,000,000; and (ii) a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note"). The CW Note, which is collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 so that the 3,903,201 shares issued to CW Ventures together with the shares issuable upon the exchange of the CW Note would comprise 35% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 (such percent was subsequently adjusted as discussed below). In addition, in connection with the Bridge Financing, the Company issued to CW Ventures for nominal consideration five-year warrants to purchase 166,667 shares of the Company's common stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock).

            Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned BCBSNJ subsidiary. Although this acquisition was consummated in February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and BCBSNJ whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "BCBSNJ Note") collateralized by substantially all of the assets of the Company and its subsidiaries. The BCBSNJ Note was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted as discussed below. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000 was allocated to the service contract with BCBSNJ.

            Pursuant to the terms of the CW Note and the BCBSNJ Note, because the Company failed to realize at least $15 million in net revenues or specified earnings before taxes for its fiscal year ending October 31, 1996, it is obligated to issue additional shares of common stock resulting in an increase of both BCBSNJ and CW Ventures equity to 45% on a fully diluted basis. As a result, as of October 31, 1996, the Company adjusted the carrying amount of the CHCM purchase to $3,000,000, equal to the consideration received from CW Ventures for its 45% interest in the Company.

            The Company, BCBSNJ and CW Ventures are parties to a stockholders agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for: (i) two designees of CW Ventures; (ii) two designees of BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. There is currently one (1) vacancy on the Board of Directors of the Company, which vacancy is one of the management directorships. The Stockholders' Agreement prevents the Company from taking certain material actions without BCBSNJ's and/or CW Ventures' or their designated directors' consent.

            Since the Company did not have a sufficient number of authorized but unissued shares of common stock to permit the issuance of the required number of shares upon exchange of the CW Note and the BCBSNJ Note, the stockholders of the Company approved an amendment to the Company Certificate of Incorporation which decreased the authorized shares of common stock to 90,000,000 shares, created a new class of "blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a "one (1) for six (6)" reverse stock split of the Company's outstanding common stock (the "Charter Amendment"). As a result, and pursuant to the terms of the BCBSNJ Note, the BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of common stock of the Company.

            The following unaudited proforma statement of operations for the years ended October 31, 1996 and 1995, give effect to the purchase of CHCM as though such purchase occurred at November 1, 1995 and November 1, 1994, respectively, the beginning of the fiscal years.

            The proforma adjustments principally include adjustments to revenue and expense assuming that the Company's current agreement with BCBSNJ was effective as of November 1, 1994.


                                                              Year Ended October 31,
                                                         ------------------------------
                                                             1996              1995
                                                         ------------      ------------

Net revenues                                             $ 11,668,000      $ 11,715,000
Net loss                                                   (5,342,000)      (10,852,000)
Net loss per share of common stock                             ($0.24)           ($0.53)
Weighted average number of common shares outstanding       23,053,000        20,329,000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

            The consolidated financial statements include the accounts of CAI, and its wholly-owned subsidiary, CAHS and CAHS's wholly-owned subsidiary, CHCM. Significant intercompany accounts and transactions have been eliminated in consolidation. References herein to the "Company" refer to CAI, CAHS and CHCM, collectively.

Revenue Recognition:

            No revenues were realized from the inception of operations through October 31, 1994, as the principal operations were those of a development stage company. However, under the terms of service agreements with two major insurers, the Company was reimbursed for certain direct expenses incurred in pre-operational activities. Such reimbursement aggregating $250,000 and $1,411,107 at October 31, 1995 and 1994, respectively, has been reflected as reimbursement for direct expenses and reflected in "Other Costs" under operating expenses in the Company's Consolidated Statements of Operations.

            For its services, the Company is compensated either (i) on a capitated (fixed-fee) per subscriber basis; (ii) on a performance-based method whereby the Company shares in the realized cost savings per member as measured against certain defined benchmarks; (iii) on the basis of a combination of both capitation and performance-based fees; and (iv) on a fee-for-service and consulting fee basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a) Revenue under the fixed-fee arrangements is recognized as the services are provided and the related costs of services are incurred. Although the fixed fee arrangements are not subject to any fee adjustment based upon the attainment of target utilization levels, such contracts may still expose the Company to potential operating losses, particularly in the inception stages thereof.

(b) Revenue under the partial fixed fee/incentive agreements is initially recognized for the monthly fixed fee component only as services are provided and related costs of services are incurred. Incentive (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

(c) Revenue under full risk compensation arrangements is recorded based upon the periodic monthly or quarterly interim payments, adjusted on a quarterly basis to cost and utilization data supplied by the client to assess performance against established targets. Incentive (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

(d) Revenue under fee-for-service arrangements is recorded for special projects or the review of cases assigned to the Company on a per case or hourly basis.

Depreciation and Amortization:

            Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the six year term of the related lease. Intangible assets are amortized over their expected useful lives of 5 to 7 years on either the straight line method or based on the ratio of current revenues from the asset to total current and expected future revenues. Based on current estimates, substantially all of the intangible assets will be amortized in 1997 and 1998.

Per Share Data:

            Net loss per share data has been reflected on a pro forma basis which gives effect to the 13,375,083 shares issued to BCBSNJ as if they were issued on April 30, 1995, the date the operations of CHCM have been reflected in the Company's financial statements (See Note 1). All other shares are based on the weighted average shares outstanding after giving efect to the 1 for 6 reverse stock split effected in September 1996. Per share data for 1995 has been restated on a pro forma basis and historical per share data has been omitted for 1995 and 1996 since they would not be comparable or indicative of the future. Common stock equivalents and the CW Ventures convertible note have not been included since they would reduce the net loss per share.

Cash Equivalents:

            For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

            Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company currently markets its services to Blue Cross and Blue Shield companies. The risk associated with this concentration is believed by the Company to be limited due to management's understanding that such entities are well capitalized. Collateral is not required.

Estimates:

            Preparation of these financial statements in conformity with generally accepted accounting principles require the use of management's estimates. Actual results could differ from such estimates.

            The values of intangible assets are based on management's best estimates of future revenues and cash flows to be derived from such assets. Such estimates are subject to change based upon ongoing contract negotiations with the Company's customers, including BCBSNJ.

Fair Value of Financial Instruments:

            The fair value of financial instruments approximates their carrying amount.

Major Customers:

            Three of the Company's customers accounted for approximately 66% (BCBSNJ), 14% and 12% of net revenues in 1996 and 58% (BCBSNJ), 25% and 16% of net revenues in 1995. The loss of any one of these customers would have a material adverse impact on the Company's business.

            Effective November 1, 1996, the contract with the Company's customer representing 12% of revenues was revised from fixed-fee basis to a fee-for-service basis. As a result, the Company anticipates significantly reduced revenues and gross margins from this customer during fiscal 1997. Based upon the terms and expected efforts to be performed under the revised contract during fiscal 1997, the Company anticipates revenues and gross margins of approximately $180,000 and $50,000, respectively, compared to revenues and gross margins of $1,960,000 and $1,137,000 in fiscal 1996.

            The Company is currently in negotiation with two other customers. There is no assurance that the revised terms of any revised contract will be on terms more favorable than the terms of the existing contracts.

            On February 3, 1997, the Company received notice from one of its customers, Blue Cross and Blue Shield of Delaware, Inc. ("BCBSDE"), that it intends to cancel its consulting agreement with the Company effective March 1, 1997. The Company is still engaged in discussions with such customer and hopes to enter into an agreement on terms acceptable to both parties; however, there is no assurance that such an agreement can be reached. Revenues and gross margins relating to

BCBSDE for fiscal 1996 were $426,000 and $383,000, respectively. No revenues were recognized relating to BCBSDE prior to the 1996 fiscal year.

3.  INTANGIBLE ASSETS:

            Intangible assets net of accumulated amortization consist of the following:

                                                 October 31,
                                           -------------------------
                                              1996           1995
                                           ----------     ----------
            Service Agreement              $1,100,000
            License fees                      600,000     $  800,000
            Software development costs        380,769        776,091
                                           ----------     ----------
                                           $2,080,769     $1,576,091
                                           ==========     ==========

Software Development Costs:

            Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $236,816, $67,164 and $0 for the years ended October 31, 1996, October 31, 1995 and October 31, 1994, respectively.

            As a result of management's decision to adopt and implement a new and more comprehensive clinical related software product, the Company took a charge of approximately $238,000 in the fourth quarter of fiscal 1996 for the write-off of software development costs incurred in the prior years in connection with the modification of the existing clinical software product.

License Agreement:

            The Company signed a five (5) year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company. Pursuant to the License Agreement, the Company was granted a perpetual license for 100 users under a non-exclusive five year license for the use of certain existing software, as well as, a non-exclusive five year license for use of a new generation of customer service, utilization review and medical/surgical case management software to be developed with CAHS's assistance.

            The License Agreement required an advance payment by CAHS of $1,000,000 constituting a prepayment of all license fees for the 100 user perpetual license and all maintenance fees for the initial five year term of the License Agreement commencing November 1, 1994.

Service Agreement:

            As a result of current management's recent determination that the Company's existing obligations under the Services Agreement between CHCM and BCBSNJ could not be performed on a profitable basis, the Company took a charge of approximately $1,173,000 in the fourth quarter for the write-down of Services Agreement with BCBSNJ based on the present value of estimated future net cash flows.

            Both the service agreement write-down and the software development cost write-off charges are reflected in "Write-down of intangible assets" on the consolidated statements of operations. The remaining values of intangible assets are based on management's estimates of fair value based on future cash flows generated from those assets. Such estimates are subject to change based on contract negotiations with the Company's customers.

4. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                            October 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------
Computer equipment                                  $   360,776      $   230,785
Furniture and fixtures                                  458,815          445,497
Office machines and telephone equipment                   5,791            4,794
Leasehold improvements                                  101,631           90,410
Equipment under capital lease, consisting of:
            Computer equipment                          860,042          860,042
            Telephone equipment                         156,384          384,559
            Leasehold Improvements                      308,953          291,467
                                                    -----------      -----------

Totals                                                2,252,392        2,307,554
Less: accumulated depreciation and amortization        (771,646)        (230,159)
                                                    -----------      -----------

                                                    $ 1,480,746      $ 2,077,395
                                                    ===========      ===========

            Amortization in connection with equipment under capital leases amounted to $361,185, $123,617 and $-0- during 1996, 1995 and 1994, respectively.

5. CAPITAL LEASE OBLIGATION:

            The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 1996:

Fiscal Year Ending October 31,
            1997                                                         $  659,388
            1998                                                            659,388
            1999                                                            440,163
            2000 and later                                                       --

            Total minimum lease payments                                  1,758,939
            Less: amount representing interest                              249,497
                                                                         ----------
            Present value of future net minimum lease payments            1,509,442
            Less: current portion of obligations under capital lease        512,851
                                                                         ----------

            Capital lease obligations, net of current portion            $  996,591
                                                                         ==========

The Company's obligations under the Agreement are guaranteed by BCBSNJ.

6. NOTE PAYABLE - STOCKHOLDER:

            In connection with the change of control transaction (see Note 1 "Change in Control") the Company issued CW Ventures a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note"). The CW Note, which is guaranteed by the Company and CHCM and which is collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 so that the 3,903,201 shares issued to CW Ventures together with the shares issuable upon the exchange of the CW Note would comprise 35% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996. In addition, in connection with the Bridge Financing, the Company issued to CW Ventures for nominal consideration five-year warrants to purchase 166,667 shares of the Company's common stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock). Upon exchange of the CW Note into common stock of the Company, all accrued interest on the CW Note would be forgiven and contributed to the capital of the Company.

            CHCM has not met certain targeted savings criteria of the Services Agreement. Accordingly, BCBSNJ has the right to terminate the agreement. BCBSNJ has indicated to the Company that they currently do not intend to invoke their right to terminate the Services Agreement. However, they have not waived their future rights or remedies available to them as a result of such default. Should BCBSNJ terminate the Services Agreement, the CW Note would become payable upon demand. Accordingly, the CW Note has been classified as a current obligation on the consolidated balance sheet at October 31, 1996 (See "Notes to Financial Statements - Change in Control").

7. DUE TO CUSTOMER AND STOCKHOLDER:

            Due to customer and due to stockholder represents cash received during the respective contract periods in excess of revenue earned during the same periods. Based upon the settlement and repayment terms with a customer, the Company is obligated to make thirteen monthly installments of $58,824 commencing June 1996. The amount due to BCBSNJ, a stockholder of the Company, as at October 31, 1996 is $1,961,606. Such amount, which could increase through the term of the contract period ended December 31, 1996 to as much as $2,400,000, shall be repaid in nine equal monthly installments commencing April 1997. Neither obligation bears interest nor is collateralized by any assets of the Company.

8. CAPITAL DEFICIENCY:

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

Stock Option Plans:

            The 1996 Stock Option Plan is administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Stock Option Plan, the Board will select persons to be granted options and will determine the terms of the options. Under the 1996 Stock Option Plan, an aggregate of 10% of the Company's authorized number of shares of Common Stock or 9,000,000 shares has been reserved for issuance.

            The 1996 Director Stock Option Plan is also administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Director Stock Option Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 166,667 shares of Common Stock; (ii) at an exercise price which cannot be less than 100% of the fair market value of the Common Stock on the date of grant;
(iii) immediately exercisable, and (iv) for a duration of ten (10) years from the date of grant. An aggregate of 1,800,000 shares has been reserved for issuance pursuant to the 1996 Director Stock Option Plan. No current member of the Board of Directors has been granted any options under the 1996 Director Stock Option Plan.

            There was no stock option activity during the year ended October 31, 1994. The following is a summary of stock option activity during the years ended October 31, 1996 and October 31, 1995:

                                                          1996                                              1995
                                               -----------------------------------            ------------------------------
                                                                     Price per                                  Price per
                                                 Share                 Share                    Share             Share
                                               ---------           ---------------            ---------     ----------------

Outstanding at beginning of period             1,187,725           $1.32 to $18.00                  -0-

Granted                                        1,933,334           $ .78 to $1.50             1,187,725     $1.32 to $18.00

Canceled                                          93,140           $2.82 to $18.00

Outstanding at end of period                   3,027,919           $ .78 to $2.82             1,187.725     $1.32 to $18.00
                                               =========                                      =========

Options for 1,539,031 shares were exercisable at October 31, 1996 at prices ranging from $.78 to $2.82 per share.

Warrants:

            In addition to the 166,667 warrants issued to CW Ventures in connection with the change in control, in the year ended October 31, 1995, the Company issued warrants to purchase 50,000 shares of the Company's Common Stock at the per share price equal to eighty percent of the average closing sales price of the stock for the sixty consecutive business days preceding the date of exercise to one of its vendors. The warrants expire upon the earlier of the termination of the Agreement for Products and Services between the Company and the vendor or October 31, 1999.

9. INCOME TAX:

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

         Deferred tax assets:
                     Net operating loss carryforwards                  $ 5,000,000
                     Settlements accrued but not paid                       97,000
                                                                       -----------
                                                                       $ 5,097,000
                                                                       ===========
         Deferred tax liabilities:
                     Excess of book over tax cost basis of fixed
                       assets and software costs                       $    94,000
                                                                       ===========
         Net deferred tax asset                                        $ 5,003,000
         Valuation allowance                                            (5,003,000)
                                                                       -----------
                                                                       $         0
                                                                       ===========

            The Company's deferred tax asset has been fully reserved as its future realization can not be determined. The Company has net operating loss carryforwards of approximately $15,000,000 at October 31, 1996, expiring through 2011. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place in 1996. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased by approximately $1,603,000 and $3,400,000 for the years ended October 31, 1996 and October 31, 1995 respectively. The principal reason for the difference between the income tax benefit that would result from applying the federal tax rate to the Company's pretax loss and the reported benefit of $0 are the valuation allowance and a permanent difference related to the amortization and write down of the BCBSNJ Services Agreement.

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Potential Uninsured Exposure to Litigation:

            On or about March 22, 1996, an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demands a variety of money damages, as well as punitive damages, against both defendants. The complaint also contains a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, has denied liability in all respects and has specifically denied that Mr. Bodino's policy covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment which remains pending as to all claims and is subject to further discovery. The Company, based upon the advice of counsel, at present, has insufficient information to evaluate CHCM's potential exposure, if any, in this litigation.

            At the time of the events underlying the Bodino Action, CHCM was a subsidiary of BCBSNJ and had been engaged by the Company, through CAHS, to provide certain staff and assistance to CAHS in support of CAHS's obligation to provide specified services for BCBSNJ, all in accordance with the terms of an Interim Services Agreement dated as of April 1, 1995 by and among BCBSNJ, CHCM, the Company and CAHS (the "Interim Services Agreement"). By letter dated February 15, 1996, counsel for Mr. Bodino gave written notice to CHCM contesting the denial of coverage and threatening litigation against CHCM and BCBSNJ. The Company and CAHS purchased CHCM on February 22, 1996. (See "Change in Control" above.) The Company did not maintain insurance coverage which would cover claims against BCBSNJ or CHCM arising from events occurring prior to February 22, 1996, which might constitute a breach under the Interim Services Agreement. The Company has been informed by BCBSNJ that BCBSNJ has notified its carrier of the claim and the carrier has advised BCBSNJ that it has not yet determined whether and to what extent coverage may exist. The Company, based upon the advice of counsel, is not presently able to determine whether the Bodino Action might result in any loss to the Company or CHCM and, if so, whether any such loss would be material.

Termination of Employment:

            A claim has been asserted by a former Medical Director of CAHS. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year's annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties are currently engaged in settlement discussions in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

Professional Liability:

            In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims.

Operating Leases:

            The Company leases facilities and equipment under operating leases.

            On April 14, 1995, the Company entered into a noncancelable operating lease for approximately 28,000 square feet of office space commencing on June 15, 1995. The term of the lease is for six years and provides for annual base rent in the amount of $445,408 with annual escalation based on increase in real estate taxes and operating expenses.

            Rent expense for the years ended October 31, 1996, October 31, 1995 and October 31, 1994 was $475,316, $410,208 and $36,982, respectively.

Employee Benefit Plans:

            Effective January 1, 1995, the Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute on a tax deferred basis a percentage of compensation, but not in excess of the maximum allowable by tax law. The plan provides for a matching contribution by the Company up to a maximum level which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested after three years of continuous service and employees' contributions are fully vested immediately.

            The Company's matching contribution was $55,836 and $32,292 in fiscal year 1996 and 1995, respectively.

            At a special meeting of the Board of Directors on December 19, 1995, the directors approved the full vesting in the Company's 401(k) profit-sharing/savings plan for all employees of the Company as of closing date of the bridge financing of CW Ventures.

Settlement of Arbitration and Separation Agreement:

            Effective April 4, 1996, a settlement agreement was reached between an employee and CAHS and was guaranteed by the Company. The employee voluntarily resigned from his employment effective April 11, 1996. In connection therewith, CAHS and the Company agreed to payments settling all claims aggregating $592,500. The Company paid all payments required under the settlement agreement on October 29, 1996.

11. RECENT ACCOUNTING PRONOUNCEMENTS:

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The statement requires, among other things, that equity instruments issued to employees and others be valued at fair value, as described in the statement. Adoption of the accounting methods prescribed by Statement No. 123 for equity instruments issued to employees is not mandatory and the Company does not intend to adopt such provisions. Certain other requirements of the statements were effective during the Company's fiscal year ended October 31, 1996 and had no effect on the Company's financial statements. The Company must adopt the disclosure requirements of statement No. 123 in its fiscal year ending October 31, 1997 and does not anticipate any significant effect on its financial statements.

                                 Exhibit Index
                                 -------------


Exhibit
Number                            Description
-------                           -----------

10.21 Employment Agreement, dated as of August 7, 1996 between the Registrant and Richard J. Strobel

16 Letter regarding change in accountants, incorporated by reference to exhibit filed on CAI's Form 8-K dated June 6, 1996.

21      Subsidiaries of Registrant

27      Financial Data Schedule