Form 10QSB
period 1997-01-31
CAREADVANTAGE INC
filed 1997-03-21
CIK 937252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                   74,389,886
        Number of shares of Common Stock outstanding as of March 17, 1997

                  Transitional Small Business Disclosure Format
                                 Yes |X| No |_|


                            This is Page 1 of 12 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                                 January 31,    October 31,
                                                                         1997           1996
                                                                     ------------   ------------
Current assets:
    Cash and cash equivalents                                        $    265,478   $  1,167,147
    Accounts receivable-stockholder                                       610,000        833,333
    Accounts receivable-other                                             209,168         90,000
    Other current assets                                                   82,547        129,829
                                                                     ------------   ------------
        Total current assets                                            1,167,193      2,220,309

Property and equipment, at cost less accumulated depreciation           1,359,993      1,480,746
Intangible assets (net)                                                 1,968,483      2,080,769
Other assets                                                               83,618         79,184
                                                                     ------------   ------------
        Total assets                                                 $  4,579,287   $  5,861,008
                                                                     ============   ============

               LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
    Current portion of long-term debt                                $    416,954   $    623,472
    Note payable-stockholder                                            2,000,000      2,000,000
    Accounts payable-trade                                                392,317        569,346
    Due to customers                                                      309,122        485,594
    Due to stockholders                                                 2,408,272      1,525,694
    Accrued salaries and employee benefits                                428,682        512,505
    Accrued expenses and other current liabilities                        987,789        694,996
                                                                     ------------   ------------
        Total current liabilities                                       6,943,136      6,411,607

Capital lease obligations, less current portion                           969,703        996,591
Due to stockholders                                                                      435,912

Commitments and contingencies
Capital deficiency:
    Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued and outstanding
    Common stock-par value $.001 per share; authorized 90,000,000
        shares; issued and outstanding 74,389,886 and 24,233,327           74,390         24,233
    Additional capital                                                 19,640,091     19,690,248
    Accumulated deficit                                               (23,048,033)   (21,697,583)
                                                                     ------------   ------------

        Total capital deficiency                                       (3,333,552)    (1,983,102)
                                                                     ------------   ------------

        Total liabilities and capital deficiency                     $  4,579,287   $  5,861,008
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             January 31,
                                                   -----------------------------
                                                       1997             1996*
                                                   ------------     ------------
Net revenues                                       $  2,369,301     $  4,047,391

Costs of services                                     1,904,211        2,426,937
                                                   ------------     ------------
Gross margin                                            465,090        1,620,454

Operating expenses:
    Selling, general and administration               1,482,772        1,082,687
    Depreciation and amortization                       256,565          239,545
                                                   ------------     ------------

        Total operating expenses                      1,739,337        1,322,232

Interest                                                 76,203           54,536

Net income (loss)                                  ($ 1,350,450)    $    243,686
                                                   ============     ============
Pro forma net income (loss) per share of           ($       .02)    $        .01
common stock                                       ============     ============

Pro forma weighted average number of                 74,389,886       44,571,838
common shares outstanding                          ============     ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                       January 31,
                                                               -------------------------
                                                                   1997         1996*
                                                               -----------   -----------
Operating activities:
    Net profit (loss)                                          ($1,350,450)  $   243,686
    Adjustments to reconcile net profit (loss) to net cash
        Provided from (used for) operating activities:
        Depreciation and amortization                              256,565       239,545

    Change in assets and liabilities:
        Due to/from customers/stockholders                         374,360      (905,999)
        Other assets                                                42,848        12,589
        Accounts payable                                          (177,029)      236,597
        Accrued expenses and other liabilities                     208,970       215,575
                                                               -----------   -----------
           Cash provided from (used by) operating activities      (644,736)       41,993
                                                               -----------   -----------

Investing activities:
    Capital expenditures                                           (23,526)       (2,528)
    Acquisition of intangible assets                                            (153,076)
                                                               -----------   -----------
           Cash provided from (used by) investing activities       (23,526)     (155,604)
                                                               -----------   -----------

Financing activities:
    Principal payments under long-term debt                       (233,407)     (107,646)
                                                               -----------   -----------
           Cash provided from  (used by) financing activities     (233,407)     (107,646)
                                                               -----------   -----------

Net increase (decrease) in cash                                   (901,669)     (221,257)

Cash - beginning of fiscal year                                  1,167,147       536,471
                                                               -----------   -----------

Cash - end of period                                           $   265,478   $   315,214
                                                               ===========   ===========

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                NOTES TO FINANCIAL STATEMENTS - JANUARY 31, 1997
                                   (Unaudited)

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

Basis of Preparation:

The consolidated balance sheet at January 31, 1997 and the consolidated statements of operations and cash flows for the three months ended January 31, 1997 and 1996 have been prepared by CareAdvantage, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, the accompanying financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's October 31, 1996 Annual Report on Form 10-KSB filled with the Securities and Exchange Commission. The results of operations for the period ended January 31, 1997 are not necessarily indicative of operating results to be expected for the full year.

Capital Deficiency:

Pursuant to the terms of promissory notes issued by CAHS to each of CW Ventures II, L.P. ("CW Ventures") and Blue Cross and Blue Shield of New Jersey ("BCBSNJ")(as assignee of Enterprise Holding Company, Inc.)(the "CW Note" and the "BCBSNJ Note", respectively), in connection with the change of control of the Company, the Company was obligated to issue CW Ventures and BCBSNJ additional shares of common stock of the Company to bring their ownership of the Company up to approximately 45% each, on a fully-diluted basis, as of February 22, 1996. Accordingly, on February 27, 1997, the Company issued CW Ventures and BCBSNJ, 25,914,222 and 24,242,337 shares of common stock of the Company respectively. Pro forma weighted average common shares outstanding include the CW Ventures shares as if they had been issued on February 22, 1996 and the BCBSNJ shares as if they had been issued as of November 1, 1995, as the operations of the business purchased from BCBSNJ (CHCM) is included in the Company's results of operations for the entire three-month period ended January 31, 1996.

Contingencies:

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

                               CAREADVANTAGE, INC.
                NOTES TO FINANCIAL STATEMENTS - JANUARY 31, 1997
                                   (Unaudited)

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

Termination of Employment:

A claim has been asserted by a former Medical Director of CAHS. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year's annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties have agreed to submit this claim to arbitration before the American Arbitration Association in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

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

Subsequent Events:

Resignation of Senior Officer and Subsequent Consulting Agreement:

On March 17, 1997, a senior officer of the Company tendered his resignation as Vice President, Treasurer, Secretary and Chief Financial Officer and was retained by the Company as a consultant for a period of approximately seven months. The former employee is to receive severance payments approximating $100,000. In accordance therewith, the Company recorded a separation cost of $100,000 for the quarter ended January 31, 1997.

Contract Cancellation:

Effective March 1, 1997, one of the Company's customers, Blue Cross Blue Shield of Delaware ("BCBSDE"), canceled its consulting agreement with the Company. The Company participated in lengthy discussions with such customer upon receiving its cancellation notice on February 3, 1997; however, the Company was unsuccessful in agreeing to terms that were acceptable to both parties. Revenues and gross margins relating to BCBSDE for the quarter ended January 31,

                               CAREADVANTAGE, INC.
                NOTES TO FINANCIAL STATEMENTS - JANUARY 31, 1997
                                   (Unaudited)

1997 were $102,000 and $50,231 respectively. No revenues were recognized relating to BCBSDE during the three months ended January 31, 1996. The loss of this customer will not have a material adverse impact on results of operations and financial condition of the Company.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Reference is made in the accountants report to the Company's financial statements included with the annual report filed on Form 10-KSB for the fiscal year ended October 31, 1996. Although the Company has experienced significant operating losses on a consolidated basis, resulting in a deficit equity position, management has taken several steps to build on what it believes to be a successful business model, including an infusion of equity capital and acquisition of CHCM. By continuing to provide high quality health care cost containment services to its existing customer base of Blue Cross and Blue Shield ("BCBS") plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment. Additionally, while the Company may have to seek additional financing to accomplish its objectives, management intends to secure appropriate capital as the business needs warrant. In this regard, the Company is currently negotiating with several financial institutions for necessary financing of its future operating and capital expansion needs. However, there is no assurance that such financing will be received at all or received on a timely basis or on terms acceptable to the Company.

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

Net revenues:

                                                                     Three Months Ended
                                                                     ------------------
                                                        January 31, 1997              January 31, 1996
                                                        ----------------              ----------------
                                                      Amount        Percent         Amount        Percent
                                                      ------        -------         ------        -------
Revenues from fixed fee arrangements                $2,187,301         92%        $2,937,623         58%

Revenues from performance-based arrangements            80,000          4%         1,551,768         38%


Consulting revenues                                    102,000          4%           218,000          5%
                                                    ----------        ---         ----------        ---
     Total revenues                                 $2,369,301        100%        $4,047,391        100%
                                                    ==========        ===         ==========        ===

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

The Company is currently in the process of negotiating contracts with two of its existing customers. There is no assurance that the revised terms of any revised contract will be on terms more favorable than the terms of the existing contracts. Based on discussions with one such customer to date, management expects that a new contract will be entered into and will provide a mechanism(s) for the Company to secure more timely and accurate data from which to record its performance-based revenue fees. However, there is no assurance that such a mechanism(s) will guarantee timely and accurate recording of these performance-based fees. The Company is also in negotiations with BCBSNJ. The

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company is seeking certain modifications to the existing service agreement under which the Company is technically in default. Such modifications will provide the Company with an opportunity to realize performance-based fees. There is no assurance that the Company will be successful in its negotiations with such customers.

Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service with regard to anticipated changes in the health care industry, the cost to enter such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint venture as well as through acquisitions.

Net revenues for the quarter ending January 31, 1997 and 1996 were $2,369,301 and $4,047,391, respectively, representing a decrease of approximately $1,678,090. This decrease is primarily due to a reduction in recognized performance-based fees from one of the Company's major customers.

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

Cost of services:

Costs of services for the three months ended January 31, 1997 and 1996 were $1,904,211 and $2,426,937 respectively, representing a decrease of approximately $524,000. This decrease in the cost of services was primarily due to decreases in personnel costs of approximately $266,000, and professional and consulting costs of approximately $202,000.

Operating expenses:

Selling, general and administrative:

Selling, general and administrative costs for the three months ended January 31, 1997 and 1996 were $1,482,772 and $1,082,687 respectively, representing an increase of approximately $400,000. This increase is attributable to increases in personnel costs of approximately $400,000, and is largely due to non-recurring charges related to the Company's ongoing reorganization efforts.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any material amount.

Depreciation and amortization:

Depreciation and amortization costs were $256,565 and $239,545 for the three months ended January 31, 1997 and 1996, respectively, representing an increase of approximately $17,000. The increase is primarily due to amortization related to the acquisition of CHCM, offset in part by a decrease in the amortization related to software development costs that were written off during the year ended October 31, 1996.

Interest expense:

Net interest expense was $76,203 and $65,749 for the three months ended January 31, 1997 and 1996, respectively, representing an increase of approximately $15,000. The increase is primarily due to interest on the CW Note offset in part by decreased interest related to the Company's master lease agreement with IBM Credit Corporation.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense related to the CW Note will cease and any accrued interest forgiven should the CW Note be exchanged into shares of Common Stock of the Company pursuant to the terms of the CW Note.

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

Financial Condition:

Liquidity and Capital Resources:

At January 31, 1997, the Company had cash of $265,000 and a working capital deficiency of approximately $5,775,943. At October 31, 1996, the Company's cash balance was $1,167,000 and it had a working capital deficiency of approximately $4,191,298. This decrease is due to the Company's inability to generate cash flows from operations. Accordingly, it is anticipated that the Company will not be able to generate cash flows from operations in the foreseeable future. Management feels that the outcome of current contract negotiations with a few of its customers is critical to the future profitability and improved operating cash flows of the Company.

Since the Company's inception, the Company's operating activities have not generated sufficient cash to fund its operations; as a result, the Company has relied on the sales of capital stock , capital contributions and guarantees by thirds parties of debt to fund its operating activities and capital expenditures. Relatedly, while the Company's current level of liquidity may not be sufficient in the future to accommodate the Company's growth plans, management intends to secure appropriate capital to accomplish its objectives. There is no assurance, however, that such financing will be received on a timely basis or on terms acceptable to the Company. See "Financing" below.

Cash and cash equivalents decreased approximately $902,000 as of January 31, 1997 from October 31, 1996 and approximately $222,000 as of January 31, 1996 from October 31, 1995, due to changes in cash flows from operating, investing, and financing activities which are explained below.

Net cash used in operating activities amounted to approximately $645,000 for the three months ended January 31, 1997. The decrease of approximately $645,000 is partially due to the repayment of amounts related to cash received from one of its customers in excess of revenues earned from such customer. The remaining balance of this obligation is $309,122 and does not bear interest nor is it secured or collateralized by any assets of the Company.

Net cash used in investing activities amounted to approximately $23,526 and $155,604 for the three months ended January 31, 1997 and 1996, respectively. The decrease of approximately $132,000 is primarily due to the reduction in software development costs of approximately $153,076 which were incurred during the same period of last year when the Company was implementing its new computer system.

Net cash used in financing activities amounted to approximately $233,407 for the three months ended January 31, 1997. This use was largely due to the repayment of a note payable to one of the Company's vendors of approximately $126,000. This note has been fully satisfied as of January 31, 1997 and the Company has no further obligation thereunder.

Financing:

Amounts payable pursuant to long-term financing arrangements as of January 31, 1997 were approximately $1,400,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

term of the Master Lease is four years and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by BCBSNJ.

The Company has provided for approximately $2,400,000 to be repaid to BCBSNJ (a stockholder of the Company), representing cash received in excess of revenues earned from such customer. However, the Company is in negotiation with BCBSNJ to modify the terms of the Service Agreement with BCBSNJ and has not reached a mutually satisfactory arrangement with this customer.

Future Financing Needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, the Company expects to incur additional software and computer hardware costs during the second and third quarter of fiscal 1997 of approximately $450,000. Such costs are expected to be financed in the form of a capital lease arrangement. Accordingly, the Company is negotiating with several lending institutions to secure the best available financing for this obligation, which would be guaranteed by BCBSNJ. There is no assurance that such financing will be guaranteed by BCBSNJ or without such guarantee, will be available on terms agreeable to the Company.

Item 1. Legal Proceedings

Termination of Employment:

A claim has been asserted by a former Medical Director of CAHS. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year's annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties have agreed to submit this claim to arbitration before the American Arbitration Association in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

Item 2. Changes in Securities

On February 27, 1997, the Company issued CW Ventures and BCBSNJ 25,914,222 and 24,242,337 shares of common stock of the Company, respectively, pursuant to the terms of the CW Note and the BCBSNJ Note. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended. These shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended January 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

Exhibits -- No. 10 - "Consulting Agreement"

Reports on Form 8-K -- None

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


                                          CareAdvantage, Inc.
                                          -------------------------------------
                                          (Registrant)

March 20, 1997                            /s/ Thomas P. Riley
                                          -------------------------------------
                                          Thomas P. Riley
                                          President and Chief Executive Officer
                                          Acting Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


     Exhibit No.                    Description
     -----------                    -----------

        10                    Consulting Agreement

        27                    Financial Data Schedule