Form 10QSB
period 1997-04-30
CAREADVANTAGE INC
filed 1997-06-19
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   74,389,886
        Number of shares of Common Stock outstanding as of June 16, 1997

                  Transitional Small Business Disclosure Format
                                  Yes _X_ No__

                           This is Page 1 of 14 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS             April 30,    October 31,
                                                         1997          1996
                                                       --------     ----------

Current assets:
   Cash and cash equivalents                        $   147,507    $ 1,167,147
   Accounts receivable-stockholder                    1,184,970        833,333
   Accounts receivable-other                            678,476         90,000
   Other current assets                                 186,107        129,829
                                                    -----------    -----------
       Total current assets                           2,197,060      2,220,309
Property and equipment, at cost less
   accumulated depreciation                           1,464,675      1,480,746
Intangible assets (net)                               1,856,198      2,080,769
Other assets                                             85,417         79,184
                                                    -----------    -----------
       Total assets                                 $ 5,603,350    $ 5,861,008
                                                    ===========    ===========

                       LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
   Current portion of long-term debt                $   542,932    $   623,472
   Note payable-stockholder                           2,000,000      2,000,000
   Accounts payable-trade                               384,810        569,346
   Due to customer                                      117,648        485,594
   Due to stockholder                                         0      1,525,694
   Accrued salaries and employee benefits               511,727        512,505
   Accrued expenses and other current liabilities     1,447,720        694,996
                                                    -----------    -----------
       Total current liabilities                      5,004,837      6,411,607

Capital lease obligations, less current portion         717,390        996,591
Due to stockholder, less current portion                      0        435,912
Notes payable-stockholder                             1,862,823              0
Deferred revenue and other long-term liabilities        746,540              0

Capital deficiency:
   Preferred stock-par value $.10 per share;
      authorized 10,000,000 Shares; none issued
      and outstanding
   Common stock-par value $.001 per share;
      authorized  90,000,000 Shares; issued
      and outstanding 74,389,886 and 24,233,327          74,390         24,233
   Additional capital                                19,640,586     19,690,248
   Accumulated deficit                              (22,443,216)   (21,697,583)
                                                    -----------    -----------
       Total capital deficiency                      (2,728,240)    (1,983,102)
                                                    -----------    -----------

       Total liabilities and capital deficiency     $ 5,603,350    $ 5,861,008
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended         Six Months Ended
                                                  April 30,                 April 30,
                                              ------------------        ------------------
                                              1997        1996*         1997         1996*
                                              ----        -----         ----         -----
Net revenues                               3,966,096    3,416,734   $ 6,335,397  $ 7,464,124

Costs of services                          1,796,964    2,289,292     3,685,097    4,719,504
                                           ---------    ---------   -----------  -----------

Gross margin                               2,169,132    1,127,442     2,650,300    2,744,620

Operating expenses:

   Selling, general and administration     1,240,347    1,684,289     2,739,197    2,763,700
   Depreciation and amortization             258,238      300,181       514,805      539,726
                                          ----------   ----------   -----------  -----------
     Total operating expenses              1,498,585    1,984,470     3,254,002    3,303,426

Interest                                      65,730      140,469       141,932      195,005

Net income (loss)                           $604,817    ($997,497)    ($745,634)   ($753,811)
                                          ==========   ==========   ===========  ===========

Pro forma net income (loss)
per share of common stock                       $.01        ($.02)        ($.01)       ($.01)
                                          ==========   ==========   ===========  ===========

Pro forma weighted average number
of common shares outstanding              74,389,886   59,164,000    74,389,886   50,445,000
                                          ==========   ==========   ===========  ===========

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                April 30,
                                                          --------------------
                                                          1997           1996*
                                                          ----           -----

Operating activities:
   Net profit (loss)                                   ($745,634)     ($753,811)
   Adjustments to reconcile  net profit (loss)
     to net cash Provided from (used for)
     operating activities:
     Depreciation and amortization                       514,805        539,726
     Expense associated with issuance of warrants              0         98,000

Change in assets and liabilities:
     Due to/from customers/stockholders               (1,406,842)    (1,050,650)
     Other assets                                        (62,511)        11,441
     Accounts payable                                   (184,536)      (165,115)
     Accrued expenses and other liabilities            1,498,486        339,896
     Restricted cash account                                   0       (480,318)
                                                     -----------    -----------

       Cash provided from (used by)
          operating activities                          (386,232)    (1,460,831)
                                                     -----------    -----------

 Investing activities:
   Capital expenditures                                 (273,667)       (11,428)
   Acquisition of intangible assets                            0       (179,462)
   Acquistion of CHCM(cash proceeds-net of
     transaction costs)                                        0        750,612
                                                     -----------    -----------

       Cash provided from (used by) investing
          activities                                    (273,667)       559,722
                                                     -----------    -----------

Financing activities:
   Principal payments under long-term debt              (359,741)      (254,451)
   Proceeds from issuance of note payable                      0      2,000,000
   Net proceeds from issuance of common stock                  0        925,000
                                                     -----------    -----------

       Cash provided from  (used by) financing
          activities                                    (359,741)     2,670,549
                                                     -----------    -----------

Net increase (decrease) in cash                       (1,019,640)     1,769,440

Cash - beginning of fiscal year                        1,167,147        536,471
                                                     -----------    -----------

Cash - end of period                                 $   147,507    $ 2,305,911
                                                     ===========    ===========

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1997
                                   (Unaudited)

CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), provides health care cost containment services to health care insurers and other health services organizations to reduce the costs of medical services provided to their subscribers without reducing the quality of service.

Basis of Preparation:

The consolidated balance sheet at April 30, 1997 and the consolidated statements of operations and cash flows for the three-month and six-month periods ended April 30, 1997 and 1996 have been prepared by CAI and have not been audited by the Company's independent auditors. In the opinion of management, the accompanying financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's October 31, 1996 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended April 30,1997 are not necessarily indicative of operating results to be expected for the full year.

Pro forma Net Income(Loss) Per Share Common Stock:

Pro forma weighted average common shares outstanding include the CW Ventures II, L.P. ("CW Ventures") shares of 25,914,222 issued in connection with the terms of the promissory note by CAHS in favor of CW Ventures, dated February 22, 1996 as if they had been issued on February 22, 1996 and the Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") shares of 24,242,337 issued in connection with the terms of the promissory note by CAHS in favor of BCBSNJ (as assignee of Enterprise Holding Co., Inc.), dated February 22, 1996 as if they had been issued as of November 1, 1995, as the operations of the business purchased from BCBSNJ (CHCM) is included in the Company's results of operations for the entire six-month period ended April 30, 1996.

Contingencies:

Potential Uninsured Exposure to Litigation:

On or about March 22, 1996, an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demands a variety of money damages, as well as punitive damages, against both defendants. The complaint also contains a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, and has denied liability in all respects and has specifically denied that the policy purchased by Mr. Bodino covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment, which remains pending as to all claims and is subject to further discovery. The Company, based upon the advice of its counsel, has insufficient information, at present, to evaluate CHCM's potential exposure, if any, in this litigation.

At the time of the events underlying the Bodino Action, CHCM was a subsidiary of BCBSNJ and had been engaged by the Company, through CAHS, to provide certain staff and assistance to CAHS in support of CAHS's obligation to provide specified services for BCBSNJ, all in accordance with the terms of an Interim Services Agreement dated as of April 1, 1995 by and among BCBSNJ, CHCM, the Company and CAHS (the "Interim Services Agreement"). By letter dated February 15, 1996, counsel for Mr. Bodino gave written notice to CHCM contesting the denial of coverage and threatening litigation against CHCM and BCBSNJ. The Company and CAHS purchased CHCM on February 22, 1996. The Company did not maintain insurance coverage that would cover claims against BCBSNJ or CHCM arising from events occurring prior to February 22, 1996, which might constitute a breach under the Interim Services Agreement. The Company has been informed by BCBSNJ that BCBSNJ has notified its carrier of the claim and the carrier has advised BCBSNJ that certain policy exclusions may be applicable to preclude coverage for the claimed damages, either in whole or in part. BCBSNJ has further asserted that it does not believe any such exclusions are applicable and that it has furnished additional information to the carrier in support of its position. The Company, based upon the advice of counsel, is not presently able to determine whether the Bodino Action might result in any loss to the Company or CHCM and, if so, whether any such loss would be material.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1997
                                   (Unaudited)

Termination of Employment:

A former Medical Director of CAHS has asserted a claim. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties have agreed to submit this claim to arbitration before the American Arbitration Association in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

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

Subsequent Events:

Re-negotiation of contract with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"):

In June 1997, the Company completed re-negotiating its contract with BCBSNJ. Under the terms of the revised agreement, the Company will continue to provide specialized cost containment services for BCBSNJ on behalf of its approximately 780,000 indemnity and PPO subscribers. This amended and restated agreement which expires on June 30, 2000 supersedes the original service agreement entered into on February 22, 1996. Under the revised terms, the Company will receive a combination of fixed- and performance-based compensation. The Company has recognized revenues from this contract for the three-month and six-month periods ended April 30, 1997 of $3,071,000 and $4,901,000, respectively.
Contemporaneously with the execution of this amended and restated services agreement the Company issued to BCBSNJ a promissory note in the approximate amount of $1,863,000 for repayment of cash received in excess of revenues earned from such customer during 1996. Interest on the note accrues at the five-year treasury rate, adjusted quarterly, beginning April 1, 1997, with principal and interest payments to commence in substantially equal monthly installments on October 1, 1998.

Resignation of Senior Officer:

On May 23, 1997, a senior officer of the Company tendered his resignation as President of CAHS effective June 27, 1997. Pursuant to his Employment Agreement, dated June 1, 1995, and amended as of June 6, 1996 (the "Employment Agreement"), the former employee is to receive salary continuation payments for six months or until such time that he accepts another employment offer, whichever occurs first. The Company recorded a severance charge of $134,000 in fiscal year ended October 31, 1996 pursuant to the provisions of the Employment Agreement.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS - APRIL 30, 1997
                                   (Unaudited)

Resignation of Directors:

By unanimous written consent dated as of May 22, 1997 the Board of Directors accepted the resignation, effective as of May 23, 1997, of two members of the Board of Directors, David Kass and Eric Schlesinger, which directors had been nominated by CW Ventures. The Board of Directors filled the vacancies created with two new directors, Barry Weinberg and Walter Channing, Jr., nominated by CW Ventures pursuant to section 1.1(e) of the Stockholders Agreement, dated as of February 22, 1996, among the Company, CW Ventures, and BCBSNJ. Each of Mr. Weinberg and Mr. Channing is a co-founder of Channing, Weinberg and Company, Inc., a business consulting firm to healthcare companies and financial institutions, and is a general partner of CW Partners III, L.P., the general partner of CW Ventures. Additionally, the Board of Directors, by unanimous written consent dated as of May 22, 1997, consented to fixing the Board of Directors at six members.

Form of Chief Executive Officer Employment Agreement Approved by The Board of
Directors:

By unanimous written consent dated as of June 11, 1997, the Board of Directors approved an employment contract for the President and Chief Executive Officer of the Company ( the "Riley Employment Agreement"), which is attached as an exhibit hereto and incorporated by reference herein. The Riley Employment Agreement provides for a term commencing June 10, 1997 and ending on December 31, 1998, with annual compensation of $275,000 per annum. If Mr. Riley is employed by the Company on June 30, 1997, he is entitled to receive a bonus in the amount of $100,000. The Riley Employment Agreement also provides for certain payments to be made to Mr. Riley in the event of a Non-Fault Termination (as defined in the Riley Employment Agreement), including without limitation, the salary to which he would be entitled during the 12-month period following the date of such Non-Fault Termination. Mr. Riley agrees to certain non-compete provisions, as more fully set forth in the Riley Employment Agreement.

Establishment of Credit Facility in the amount of $3 million with Summit Bank:

In June 1997, the Company entered into an agreement (the "Credit Agreement") which is attached as an exhibit hereto and incorporated by reference herein, with Summit Bank, and BCBSNJ, as guarantor. The Credit Agreement provides for a working capital facility in the amount of $1,500,000 and a term loan in the amount of $1,500,000. The Company's obligations under the Credit Agreement are guaranteed by BCBSNJ, a principal stockholder of the Company, according to the Guaranty Agreement which is attached as an exhibit hereto and incorporated by reference herein, and are secured by pledged U.S. agency securities of BCBSNJ according to the Pledge Agreement which is attached as an exhibit hereto and incorporated by reference herein. The working capital and term loan facilities bear interest at a 30, 60, or 90-day Libo rate, plus 45 and 50 basis points respectively with an option to convert to a base/prime rate. The term loan matures on June 30, 2000 and the working capital facility matures in 360 days (one year).

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Developments of Business:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accountant's report to the Company's financial statements included with the annual report filed on Form 10-KSB for the fiscal year ended October 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. Although the Company has experienced significant operating losses on a consolidated basis, resulting in a deficit equity position, management has taken several steps to build on what it believes to be a successful business model, including the re-negotiation of key contracts. By continuing to provide high quality health care cost containment services to its existing customer base of Blue Cross and Blue Shield (BCBS) plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint venture as well as through acquisitions.

The Company is currently in the process of negotiating contracts with two of its existing customers. There is no assurance that the revised terms of any revised contract will be on terms more favorable than the terms of the existing contracts. Based on discussions with one such customer to date, management expects that a new contract will be entered into and will provide a mechanism for the Company to secure more timely and accurate data from which to record its performance-based revenue fees. However, there is no assurance that such a
mechanism   will   guarantee   timely   and   accurate    recording   of   these
performance-based fees. There is no assurance that the Company will be successful in its negotiations with such customers.

Certain statements in this Form 10-QSB constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiation of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein.

Re-negotiation of contract with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"):

In June 1997, the Company completed re-negotiating its contract with BCBSNJ. Under the terms of the revised agreement, which is attached as an exhibit hereto and incorporated herein by reference, the Company will continue to provide specialized cost containment services for BCBSNJ on behalf of its approximately 780,000 indemnity and PPO subscribers. This amended and restated agreement, which expires on June 30, 2000, supersedes the original services agreement entered into on February 22, 1996. Under the revised terms, the Company will receive a combination of fixed- and performance-based compensation. The Company has recognized revenues from this contract for the three-month and six-month periods ended April 30, 1997 of $3,071,000 and $4,901,000, respectively. Contemporaneously with the execution of this amended and restated services agreement the Company issued to BCBSNJ a promissory note in the approximate amount of $1,863,000 for repayment of cash received in excess of revenues earned from such customer during 1996. Interest on the note accrues at the five-year treasury rate, adjusted quarterly, beginning April 1, 1997, with principal and interest payments to commence in substantially equal monthly installments on October 1, 1998.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Establishment of Credit Facility in the amount of $3,000,000 with Summit Bank:

In June 1997, the Company entered into an agreement (the "Credit Agreement") which is attached as an exhibit hereto and incorporated by reference herein, with Summit Bank, and BCBSNJ, as guarantor. The Credit Agreement provides for a working capital facility in the amount of $1,500,000 and a term loan in the amount of $1,500,000. The Company's obligations under the Credit Agreement are guaranteed by BCBSNJ, a principal stockholder of the Company, according to (the `Guarantee Agreement") which is attached as an exhibit hereto and incorporated by reference herein, and are secured by pledged U.S. agency securities of BCBSNJ according to (the "Pledge Agreement") which is attached as an exhibit hereto and incorporated by reference herein. The working capital and term loan facilities bear interest at a 30, 60, or 90-day Libo rate, plus 45 and 50 basis points respectively with an option to convert to a base/prime rate. The term loan matures on June 30, 2000 and the working capital facility matures in 360 days (one year).

Re-negotiation of contract with Blue Cross Blue Shield of Rhode Island
("BCBSRI"):

The Company has announced that it has reached a compensation agreement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI"). Under the terms of this agreement, effective January 1, 1997 through December 31, 1999, the Company will provide utilization management services to BCBSRI's approximately 360,000 indemnity subscribers. The agreement calls for the payment of approximately $1.1 million in fixed fees for fiscal year 1997 with additional revenues being recognized on a performance basis. However, there are no assurances that the Company can recognize such revenues. Final negotiations regarding the other agreements between the Company and BCBSRI are in process.

Joint Services Agreement With Allied Health Group, Inc.:

In May 1997, the Company entered into a Joint Services Agreement, which is attached as an exhibit hereto and incorporated by reference herein, with Allied Health Group, Inc. ("Allied"), a Florida corporation, to deliver specialized health care cost management services in the form of physician management of specialty networks to various Blue Cross and Blue Shield plans (the "Blues Plans") throughout the United States. The Company and Allied have determined that the combination of services offered by the two organizations can be an effective and competitive advantage in the marketplace. The agreement provides for a three-year term with an automatic three-year renewal clause, unless either Allied or the Company gives notice to the other of its intent not to renew the agreement at least 90 days before the end of any three- year period. Compensation will be shared according to level of services provided and will be phased in over a three-year period with incremental services being provided by the Company to the Blues Plans. However, there are no assurances that the Company can secure such contracts with any Blues Plans or can contract with the Blues Plans in a manner that would be financially beneficial to the parties to this agreement. Except for the agreement with HMO Blue and Allied (discussed below), the Company has not entered into any such relationship with any Blues Plans pursuant to this agreement.

Consulting Agreement With Coordinated Health Partners, Inc. d/b/a (BlueCHiP):

In April 1997, the Company entered into a consulting agreement, which is attached as an exhibit hereto and incorporated by reference herein, with Coordinated Health Partners, Inc. a Rhode Island health maintenance organization. The Company has been engaged to provide various utilization review services including prospective, concurrent, and retrospective requests for covered services for purposes of determining whether such services are medically appropriate. Additionally, the agreement provides that the Company will assist in the education and training of claims administration and claims adjudication of BlueCHiP personnel. The Company will be compensated at a capitated rate of ($.48) for each BlueCHiP member per month. The Company anticipates recognizing approximately $100,000 in revenue for fiscal year ended October 31, 1997.

Agreement by and among Medigroup of New Jersey, Inc. (d/b/a "HMO Blue") and Allied Health Group, Inc. ("Allied"):

In March 1997, the Company entered into an agreement, which is attached as an exhibit hereto and incorporated by reference herein, with Medigroup of New Jersey, Inc. (d/b/a HMO Blue) and Allied for the provision of certain network management services to Allied and HMO Blue. HMO Blue is a wholly owned subsidiary of BCBSNJ. Under the terms of this agreement, the Company will work with Allied to effect cost management strategies directed toward specialist costs in the HMO. Pursuant to certain side letter agreements, dated June 13, 1997 and March 1, 1997, respectively, between HMO Blue and the Company, HMO Blue retains the right, in its sole discretion, to terminate this agreement at any time. There can be no assurances that HMO Blue will not exercise its rights thereunder. These letter agreements are attached to the agreement as exhibits hereto and are incorporated herein by reference.

Form of  Chief  Executive  Officer  Employment  Agreement  Approved  by Board of
Directors:

By unanimous written consent dated as of June 11, 1997, the Board of Directors approved an employment contract for the President and Chief Executive Officer of the Company ( the "Riley Employment Agreement"), which is attached as an exhibit hereto and incorporated by reference herein. The Riley Employment Agreement provides for a term commencing June 10, 1997 and ending on December 31, 1998, with annual compensation of $275,000 per annum. If Mr. Riley is employed by the Company on June 30, 1997, he is entitled to receive a bonus in the amount of $100,000. The Riley Employment Agreement also provides for certain payments to be made to Mr. Riley in the event of a Non-Fault Termination (as defined in the Riley Employment Agreement), including without limitation, the salary to which he would be entitled during the 12-month period following the date of such Non-Fault Termination. Mr. Riley agrees to certain non-compete provisions, as more fully set forth in the Riley Employment Agreement. In addition, Mr. Riley entered into a letter agreement, dated June 10, 1997, with BCBSNJ and CW Ventures, pursuant to which each of BCBSNJ and CW Ventures agrees to pay to Mr. Riley a certain bonus upon the disposition by such stockholder of a certain percentage of shares of common stock of the Company owned by such stockholder. Each of BCBSNJ and CW Ventures also agrees to certain releases and indemnification of Mr. Riley, all as more fully set forth in such letter agreement, which is attached to the Riley Employment Agreement as an exhibit hereto and incorporated by reference.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues:

                                                Six Months Ended
                                                ----------------
                                    April 30, 1997             April 30, 1996
                                    --------------             --------------
                                Amount        Percent       Amount       Percent
                                ------        -------       ------       -------

Revenues from fixed fee
  arrangements                $4,883,000        77%       $4,550,000        61%

Revenues from performance-
  based arrangements           1,292,000        20%        2,543,000        34%

Consulting revenues              160,000         3%          371,000         5%
                              ----------       ---        ----------       ---

   Total revenues             $6,335,000       100%       $7,464,000       100%
                              ==========       ===        ==========       ===

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because claims data typically lags the Company's actual performance by several months, it is difficult to ensure maximum accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself.

Revenues:

Net revenues for the three-month and six-month periods ended April 30, 1997 were $3,966,000 and $6,335,000, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of $3,417,000 and $7,464,000, respectively, representing a decrease for the six-month period of approximately $1,129,000. This decrease is primarily due to a reduction in recognized performance-based fees from one of the Company's major customers.

Revenues from at-risk performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

Cost of services:

Cost of services for the three-month and six-month periods ended April 30, 1997 were $1,796,964 and $3,685,000, respectively, compared to $2,289,000 and $4,720,000 in the corresponding periods of the prior fiscal year, representing a decrease for the six-month period of approximately $1,035,000. This decrease in the cost of services was primarily due to decreases in personnel costs of approximately $635,000, professional and consulting costs of approximately $200,000 and information and communication costs of $200,000.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses:

Selling, general and administrative:

Selling, general and administrative costs for the three-month and six-month periods ended April 30, 1997 were $1,240,000 and $2,739,000, respectively, compared to $1,684,000 and $2,764,000 in the corresponding periods of the prior fiscal year, representing a decrease for the three-month period of approximately $444,000. This decrease is largely due to non-recurring charges incurred during the corresponding period of the prior fiscal year. The decrease during the six -month period of approximately $25,000 is offset by non-recurring charges incurred during the current fiscal year of approximately 300,000 related to severance payments to a senior officer of the Company in the approximate amount of $100,000 and payment of a bonus to an executive officer of the Company in the approximate amount of $200,000.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any material amount.

Depreciation and amortization:

Depreciation and amortization costs for the three-month and six-month periods ended April 30, 1997 were $258,000 and $515,000, respectively, compared to $300,000 and $540,000 for the corresponding period of the prior fiscal year. This represents a decrease for the three-month period of approximately $42,000 and is primarily due to decreased goodwill amortization related to the acquisition of CHCM which was written down during the year ended October 31, 1996 and the decrease in the six-month period of approximately $25,000 is offset in part by increased depreciation related to increased spending on capital expenditures during fiscal year 1997.

Interest expense:

Net interest expense for the three-month and six-month periods ended April 30, 1997 was $66,000 and $142,000, respectively, compared to $140,000 and $195,000 for the corresponding period of the prior fiscal year. The decrease is primarily due to interest on the BCBSNJ Note which was converted to equity on September 30, 1996 and interest related to the Company's master lease agreement with IBM Credit Corporation. As a result of the securing of a credit facility with Summit Bank (discussed above) the Company anticipates increased interest expense in the third and fourth quarter of fiscal year 1997.

Loss from operations:

Results of operations in the future are dependent on management's ability to increase revenues and leverage both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and leverage costs in areas that will not adversely effect the operations of the Company.

Financial Condition:

Liquidity and Capital Resources:

At April 30, 1997, the Company had cash of $148,000 and a working capital deficiency of approximately $2,808,000. At October 31, 1996, the Company's cash balance was $1,167,000 and it had a working capital deficiency of approximately $4,191,000. The decrease in working capital deficiency is due to the Company's ability to generate cash flows from operations during the second quarter ended April 30, 1997 and reclassification of notes payable in the approximate amount of $1,863,000 as long-term liabilities, which were previously classified as short-term obligations in prior periods.

Since the Company's inception, the Company's operating activities have not generated sufficient cash to fund its operations; as a result, the Company has relied on the sales of capital stock, capital contributions and guarantees by

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

thirds   parties  of  debt  to  fund  its  operating   activities   and  capital
expenditures. As discussed above, the Company has entered into a Credit Agreement with Summit Bank for an aggregate amount of $3 million dollars for use in funding operating activities and the Company's capital expansion needs. See "Future Financing Needs" below.

Cash and cash equivalents decreased approximately $1,020,000 as of April 30, 1997 from October 31, 1996 and increased approximately $1,769,000 as of April 30, 1996 from October 31, 1995, due to changes in cash flows from operating, investing, and financing activities which are explained below.

Net cash used in operating activities amounted to approximately $386,000 for the six- months ended April 30, 1997. The decrease of approximately $386,000 is partially due to the net loss and the repayment of amounts related to cash received from one of its customers in excess of revenues earned from such customer. The remaining balance of this obligation is $118,000 and does not bear interest nor is it secured or collateralized by any assets of the Company.

Net cash (used)/provided by investing activities amounted to approximately ($274,000) and $560,000 for the six-months ended April 30, 1997 and 1996, respectively. The decrease of approximately ($834,000) is primarily due to the cash received from the acquisition of CHCM of approximately ($751,000) during the six-months ended April 30, 1996 and increased capital outlays incurred during the current fiscal year of approximately ($262,000) offset by a reduction in software development costs of approximately $179,000 which were incurred during the same period of last year when the Company was implementing its new computer system.

Net cash (used)/provided by financing activities amounted to approximately ($360,000) and $2,671,000 for the six months ended April 30, 1997 and 1996. The decrease of approximately $3,031,000 is primarily due to the proceeds received from the issuance of a note payable to CW Ventures of $2,000,000 and the issuance of common stock of the Company with a value of approximately $925,000 during the six- months ended April 30, 1996.

Financing

Amounts payable pursuant to long-term financing arrangements as of April 30, 1997 were approximately $1,260,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by BCBSNJ.

In connection with the re-negotiation of the amended and restated services agreement with BCBSNJ (discussed above), the Company issued a promissory note in the approximate amount of $1,863,000 with non-cash interest accruing in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. Such amounts are expected to be funded through operations and no outside financing is anticipated for this obligation. However, there are no assurances that future operating results will be sufficient to fund this obligation.

Future Financing Needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, the Company expects to incur additional software and computer hardware costs during the third and fourth quarter of fiscal 1997 of approximately $750,000. Such costs are expected to be financed with the term loan from Summit Bank (discussed above), or 90 day Libo rate payable in equal monthly installments with a maturity date.

Item 1.  Legal Proceedings

Termination of Employment:

A former Medical Director of CAHS has asserted a claim, which was discussed in the Company's Form 10-QSB for the quarter ended January 31, 1997.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Potential Uninsured Exposure to Litigation:

On or about March 22, 1996, an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demands a variety of money damages, as well as punitive damages, against both defendants. The complaint also contains a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, and has denied liability in all respects and has specifically denied that the policy purchased by Mr. Bodino covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment, which remains pending as to all claims and is subject to further discovery. The Company, based upon the advice of its counsel, has insufficient information, at present, to evaluate CHCM's potential exposure, if any, in this litigation.

At the time of the events underlying the Bodino Action, CHCM was a subsidiary of BCBSNJ and had been engaged by the Company, through CAHS, to provide certain staff and assistance to CAHS in support of CAHS's obligation to provide specified services for BCBSNJ, all in accordance with the terms of an Interim Services Agreement dated as of April 1, 1995 by and among BCBSNJ, CHCM, the Company and CAHS (the "Interim Services Agreement"). By letter dated February 15, 1996, counsel for Mr. Bodino gave written notice to CHCM contesting the denial of coverage and threatening litigation against CHCM and BCBSNJ. The Company and CAHS purchased CHCM on February 22, 1996. The Company did not maintain insurance coverage that would cover claims against BCBSNJ or CHCM arising from events occurring prior to February 22, 1996, which might constitute a breach under the Interim Services Agreement. The Company has been informed by BCBSNJ that BCBSNJ has notified its carrier of the claim and the carrier has advised BCBSNJ that certain policy exclusions may be applicable to preclude coverage for the claimed damages, either in whole or in part. BCBSNJ has further asserted that it does not believe any such exclusions are applicable and that it has furnished additional information to the carrier in support of its position. The Company, based upon the advice of counsel, is not presently able to determine whether the Bodino Action might result in any loss to the Company or CHCM and, if so, whether any such loss would be material.

Item 2.  Changes in Securities

On January 5, 1997, the Company became contractually obligated to issue CW Ventures and BCBSNJ 25,914,222 and 24,242,337 shares of common stock of the Company, respectively, pursuant to the terms of the CW Note and the BCBSNJ Note. Such shares were issued by the Company to CW Ventures and BCBSNJ on February 27, 1997 after the Company's compliance with state blue sky laws. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended. These shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - No. 10(a)   - "Form of Employment Agreement with Thomas Riley" and
                         Side  Letter
Exhibits - No. 10(b)   - "First Amendment and Restatement of Services Agreement
                         with BCBSNJ"
Exhibits - No. 10(c)   - "Joint Services Agreement with Allied Health Group,
                         Inc."
Exhibits - No. 10(d)   - "Consulting Agreement with Coordinated Health Partners,
                         Inc."
Exhibits - No. 10(e)   - "Agreement with Medigroup of New Jersey, Inc. and
                         Allied Health Group, Inc." and Side Letter
Exhibits - No. 10(f)   - "Credit Agreement with Summit Bank and BCBSNJ"
Exhibits - No. 10(f)(1)- "Revolving Credit Note"
Exhibits - No. 10(f)(2)- "Term Note"
Exhibits - No. 10(f)(3)- "Guaranty Agreement"
Exhibits - No. 10(f)(4)- "Pledge Agreement"
Reports on Form 8-K   -- None

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

                                       CareAdvantage, Inc.
                                       (Registrant)

June 19, 1997                          /s/ Thomas P. Riley
                                       ----------------------------------------
                                       Thomas P. Riley
                                       President and Chief Executive Officer
                                       Acting Chief Financial Officer