Form 10QSB
period 1997-07-31
CAREADVANTAGE INC
filed 1997-09-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

Yes X      No

                                   74,389,886
      Number of shares of Common Stock outstanding as of September 15, 1997

                  Transitional Small Business Disclosure Format
                                   Yes X No__

                           This is Page 1 of 13 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                               July 31,        October 31,
                                                       1997             1996
                                                  ------------     ------------
Current assets:

Cash and cash equivalents                         $    776,828     $  1,167,147
Accounts receivable-stockholder                        955,122          833,333
Accounts receivable-other                              753,958           90,000
Other current assets                                   222,596          129,829
                                                  ------------     ------------

Total current assets                                 2,708,504        2,220,309

Property and equipment, at cost less

accumulated depreciation                             1,564,567        1,480,746
Intangible assets (net)                              1,761,412        2,080,769
Other assets                                            85,417           79,184
                                                  ------------     ------------

Total assets                                      $  6,119,900     $  5,861,008
                                                  ============     ============

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

Current portion of long-term debt                 $    558,628     $    623,472
Note payable-stockholder                             2,000,000        2,000,000
Accounts payable-trade                                 731,068          569,346
Due to customer                                              0          485,594
Due to stockholder                                           0        1,525,694
Accrued salaries and employee benefits                 393,433          512,505
Accrued expenses and other current
 liabilities (Note F)                                1,496,526          694,996
                                                  ------------     ------------

Total current liabilities                            5,179,655        6,411,607

Capital lease obligations, less
 current portion (Note E)                              571,707          996,591
Due to stockholder, less current portion                     0          435,912
Notes payable-stockholder                            1,862,823                0
Deferred revenue and other
 long-term liabilities                                 640,813                0
                                                  ------------     ------------

Total liabilities                                    8,254,998        7,844,110

Capital deficiency:

Preferred  stock-par value $.10 per share;
authorized  10,000,000 Shares;  none
issued and  outstanding
Common  stock-par  value  $.001 per share;
authorized 90,000,000 Shares; issued
and outstanding 74,389,886 and 24,233,327               74,390           24,233
Additional capital                                  19,640,586       19,690,248
Accumulated deficit                                (21,850,074)     (21,697,583)

Total capital deficiency                            (2,135,098)      (1,983,102)
                                                  ------------     ------------

Total liabilities and capital deficiency          $  6,119,900     $  5,861,008
                                                  ============     ============

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended             Nine Months Ended
                                                 July 31,                      July 31,

                                          1997            1996*         1997             1996*
                                          ----            ----          ----             ----
Net revenues                          $  4,088,791   $  2,313,715    $ 10,424,189    $  9,777,839
Costs of services                        2,041,175      2,281,916       6,080,539       7,368,195
                                      ------------   ------------    ------------    ------------

Gross margin                             2,047,616         31,799       4,343,650       2,409,644
                                      ------------   ------------    ------------    ------------
Operating expenses:
Selling, general and administration      1,277,863      1,493,013       4,017,060       4,256,713
Depreciation and amortization               75,421         27,387         235,960         200,338
                                      ------------   ------------    ------------    ------------
Total operating expenses                 1,353,284      1,520,400       4,253,020       4,457,051
                                      ------------   ------------    ------------    ------------

Operating income(loss)                     694,332     (1,488,601)         90,630      (2,047,407)

Interest                                   101,190        156,664         243,122         351,669
                                      ------------   ------------    ------------    ------------
Net income (loss)                     $    593,142   ($ 1,645,265)   ($   152,492)   ($ 2,399,076)
                                      ============   ============    ============    ============

Pro forma net income (loss)
per share of common stock                    $ .01          ($.03)          ($.00)          ($.04)
                                      ============   ============    ============    ============
Pro forma weighted average number
of common shares outstanding            74,389,886     65,149,000      74,389,886      55,319,000
                                      ============   ============    ============    ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                              July 31,
                                                              --------
                                                        1997           1996*
                                                        ----           ----

Operating activities:
Net profit (loss)                                   ($  152,492)    ($2,399,076)
Adjustments to reconcile net profit (loss)
to net cash Provided from (used for)
operating activities:
Depreciation and amortization                           768,939         878,784
Deferred contract consideration                               0
Expense associated with issuance of warrants                  0          98,000
Change in assets and liabilities:
Due to/from customers/stockholders                   (1,370,125)       (333,224)
Other assets                                            (99,000)        (23,976)
Accounts payable                                        161,722        (353,746)
Accrued expenses and other liabilities                1,323,271         411,140
Restricted cash account                                       0        (483,283)
                                                    -----------     -----------
Cash provided from (used by)
operating activities                                    632,315      (2,205,381)
                                                    -----------     -----------
Investing activities:
Capital expenditures                                   (532,906)        (33,536)
Acquisition of intangible assets                              0         (79,462)
Acquistion of CHCM(cash proceeds-net of
transaction costs)                                            0         749,171
                                                    -----------     -----------
Cash provided from (used by) investing
activities                                             (532,906)        636,173
                                                    -----------     -----------
Financing activities:
Principal payments under long-term debt                (489,728)       (367,825)
Proceeds from issuance of note payable                        0       2,000,000
Net proceeds from issuance of common stock                    0         925,000
                                                    -----------     -----------
Cash provided from (used by) financing
activities                                             (489,728)      2,557,175
                                                    -----------     -----------
Net increase (decrease) in cash                        (390,319)        987,967

Cash - beginning of fiscal year                       1,167,147         536,471
                                                    -----------     -----------
Cash - end of period                                $   776,828     $ 1,524,438
                                                    ===========     ===========

           *Reclassified to conform to current period classification.


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENT---JULY 31, 1997
                                   (Unaudited)

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

Note A--Basis of Preparation:

The consolidated financial statements have been prepared by CAI and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's October 31, 1996 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended July 31, 1997 are not necessarily indicative of operating results to be expected for the full year.

Note B--Pro forma Net Income/(Loss) Per Share Common Stock:

Pro forma weighted average common shares outstanding include the 25,914,222 shares issued to CW Ventures II, L.P. ("CW Ventures") in connection with the terms of the promissory note by CAHS in favor of CW Ventures, dated February 22, 1996 as if they had been issued on February 22, 1996 and the 24,242,,337 shares issued to Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") in connection with the terms of the promissory note by CAHS in favor of BCBSNJ (as assignee of Enterprise Holding Co., Inc.), dated February 22, 1996 as if they had been issued as of November 1, 1995. The operations of the business of CHCM purchased by the Company from BCBSNJ is included in the Company's results of operations for the entire nine-month period ended July 31, 1996.

Note C--Contingencies:

Termination of Employment:

A former Medical Director of CAHS has asserted a claim against the Company. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contends that he is entitled to: (i) a severance payment equal to one year annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director bases his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company intends to vigorously contest this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleges claims of breach of contract and promissory estoppel; an action has not yet been commenced in any court. The parties have agreed to submit this claim to arbitration before the American Arbitration Association in an effort to amicably resolve this matter prior to litigation. At this time, the Company cannot predict the likelihood of a favorable or unfavorable outcome.

Professional Liability:

In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims. For a discussion of pending litigation against the Company, see the Company's Form 10-KSB for the fiscal year ended October 31, 1996.

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

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENT---JULY 31, 1997
                                   (Unaudited)


Note D:--Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the nine months ended July 31, 1997 and 1996:

                                                               July 31,
                                                               --------
                                                        1997             1996
                                                        ----             ----
Income Taxes Paid                                            0               0
Interest Paid, IBM capital lease obligations           117,000         154,000

Note E--Long-Term Debt and Leases:

     Below is information related to the Company's long-term debt and capital lease obligations at July 31, 1997 and October 31, 1996:

                                                        July 31,     October 31,
                                                         1997           1996
                                                         ----           ----

11.39% capital lease obligation due through 1999       1,130,335     1,509,442
11.25% MEDecision Note due through 12/31/96                    0       110,621
Summit Revolving Credit Agreement due June 30, 2000            0             0
                                                       1,130,335     1,620,063
                                                       ---------     ---------
                               Less Current Portion      558,628       623,472
                                                       ---------     ---------
                                                         571,707       996,591
                                                       ---------     ---------

                               CAREADVANTAGE, INC.
                  NOTES TO FINANCIAL STATEMENT---JULY 31, 1997
                                   (Unaudited)

Note F--Accrued expenses and other current liabilities:

     Accrued expenses and other current liabilities consist of the following at July 31, 1997 and October 31, 1996:

                                                        July 31,     October 31,
                                                         1997           1996
                                                         ----           ----


Accrued Interest                                       266,000         110,000
Accrued Professional Fees                              123,000         119,000
Deferred revenue                                       615,000               0
Other accrued expenses                                 493,000         466,000
                                                     ---------         -------
Total                                                1,497,000         695,000
                                                     =========         =======

Note G--Employment Agreement:

Effective as of June 11, 1997 the Company entered into an Employment Agreement with Thomas P. Riley, its current President and Chief Executive Officer (the "Riley Employment Agreement") , which was attached as an exhibit to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The Riley Employment Agreement provides for a term commencing June 10, 1997 and ending on December 31, 1998, with annual compensation of $275,000 per annum. The Riley Employment Agreement further provides for the payment of a bonus in the amount of $100,000 if Mr. Riley was employed by the Company on June 30, 1997. Accordingly, the Company paid this bonus and has recorded a charge of $100,000 for the three-month period ended July 31, 1997.

Note H--Subsequent Events:

Re-negotiation  of  contract  with  Blue  Cross  Blue  Shield  of  Rhode  Island
("BCBSRI"):

The Company has completed renegotiating its Services Agreement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI") and executed a new Services Agreement with BCBSRI. Previously, the Company had announced the re-negotiation of the compensation component of the BCBSRI contract and reported that final negotiations regarding the other provisions of the agreement were under way. Under the terms of this agreement, effective January 1, 1997 through December 31, 1999, the Company will provide utilization management services to BCBSRI's indemnity subscribers. The agreement calls for a combination of fixed fees paid to the Company with additional revenues being recognized on a performance basis.

Excess Performance Fees From Blue Cross Blue Shield Vermont("BCBSVT")

The Company has earned performance revenues from Blue Cross and Blue Shield of Vermont ("BCBSVT") for BCBSVT's contract year ended March 31, 1997 in excess of amounts previously recorded by the Company. The Company has recognized approximately $315,000 and $30,000 in performance revenues from this customer for the quarters ended July 31, 1997 and April 30, 1997, respectively. There can be no assurance, however, that the Company will continue to receive such revenues in future quarters.

Note I--Shareholder Option Agreement

Effective as of June 13, 1997, CW Ventures granted to BCBSNJ an option to purchase from it 10,031,238 shares of Common Stock at $0.38 per share (the "BCBSNJ Option"), as provided in the Option Agreement dated as of June 13, 1997, between CW Ventures and BCBSNJ (the "Option Agreement"). If the fair market value per share of Common Stock is greater than the exercise price of the BCBSNJ Option on the applicable date of calculation, BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the BCBSNJ Option and receiving a number of shares of Common Stock according to a formula set forth in the Option Agreement. The BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set forth in the Option Agreement. In addition, exercisability of the BCBSNJ Option may be accelerated in certain circumstances, all as more fully set forth in the Option Agreement. The option was granted by CW Ventures to BCBSNJ in consideration BCBSNJ's revision of its services agreement with the Company, the Joint Services Agreement with Allied Health Group, Inc. and agreement to guaranty the Summit Bank Credit Agreement. The option grant will result in a charge of approximately $15,000 which will be amortized over the three year term of the amended services agreement.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Developments of Business:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accountant's report to the Company's financial statements included with the annual report filed on Form 10-KSB of the Company for the fiscal year ended October 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. Although the Company has experienced significant operating losses on a consolidated basis, resulting in a deficit equity position, management has taken several steps to build on what it believes to be a successful business model, including the re-negotiation of key contracts. By continuing to provide high quality health care cost containment services to its existing customer base of Blue Cross and Blue Shield (BCBS) plans, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

In addition, certain risk factors exist which are beyond the control of the Company, such as the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, all of which can affect future financial performance of the Company.

Re-negotiation  of  contract  with  Blue  Cross  Blue  Shield  of  Rhode  Island
("BCBSRI"):

The Company has completed renegotiating its Services Agreement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI") and executed a new services agreement with BCBSRI, which is attached as an exhibit hereto and incorporated herein by reference. Previously, the Company had announced the re-negotiation of the compensation component of the BCBSRI contract and reported that final negotiations regarding the other provisions of the agreement were under way. Under the terms of this agreement, effective January 1, 1997 through December 31, 1999, the Company will provide utilization management services to BCBSRI's indemnity subscribers. The agreement calls for a combination of fixed fees paid to the Company with additional revenues being recognized on a performance basis.

The Company has earned performance revenues from Blue Cross and Blue Shield of Vermont ("BCBSVT") for BCBSVT's contract year ended March 31, 1997 in excess of amounts previously recorded by the Company. The Company has recognized approximately $315,000 and $30,000 in performance revenues from this customer for the quarters ended July 31, 1997 and April 30, 1997, respectively. There can be no assurance, however, that the Company will continue to receive such revenues in future quarters.

Chief Executive Officer Employment Agreement ("Riley Employment Agreement") Executed by The Chairman of the Board of Directors:

Effective as of June 11, 1997 the Company entered into an Employment Agreement with Thomas P. Riley, its current President and Chief Executive Officer (the "Riley Employment Agreement"); which was attached as an exhibit to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The Riley Employment Agreement provides for a term commencing June 10, 1997 and ending on December 31, 1998, with annual compensation of $275,000 per annum. The Riley Employment Agreement further provides for the payment of a bonus in the amount of $100,000 if Mr. Riley is employed by the Company on June 30, 1997. Accordingly, the Company paid this bonus and has recorded a charge of $100,000 for the three-month period ended July 31, 1997.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues:
                                               Nine Months Ended
                                               -----------------
                                     July 31, 1997            July 31, 1996
                                     -------------            -------------
                                   Amount     Percent       Amount     Percent
                                   ------     -------       ------     -------
Revenues from fixed fee
    arrangements                 $9,419,000     90%       $6,789,000     69%
Revenues from performance-
   based arrangements               861,000      8%        2,553,000     26%
Consulting revenues                 144,000      2%          436,000      5%
                                -----------    ----       ----------    ----
Total revenues                  $10,424,000    100%       $9,778,000    100%
                                ===========    ====       ==========    ====

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself. While management believes its estimated performance-based revenues contained in reported revenues for the three months and nine months ended July 31, 1997 are accurate based upon the data available to management. Information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues:

Net revenues for the three-month and nine-month periods ended July 31, 1997 were $4,089,000 and $10,424,000, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of $2,314,000 and $9,778,000, respectively, representing an increase for the three-month and nine-month periods of approximately $1,775,000 and $646,000, respectively. The increases are primarily due to increased revenue from one of the Company's major customers as a result of its re-negotiation of the contract on terms more favorable to the Company. Additionally, the Company has entered into a joint services agreement with Allied Health Systems, Inc. which has contributed approximately $178,000 and $295,000 to the Company's improved revenue position for the three months and nine months ended July 31, 1997, respectively. The Company has also recorded approximately $285,000 in the three-month period ended July 31, 1997, representing excess performance revenues from BCBSVT for services performed in prior periods in excess of amounts previously recorded by the Company.

These incremental revenues are largely offset by (i) loss of revenue from a contract which was terminated by a customer and converted to a Fee for Service agreement during the fourth quarter of the prior fiscal year and (ii) decreased revenue from one of the Company's major customers as a result of its re-negotiation of the contract which has resulted in decreased performance fee revenues being recognized for the three- and nine-month period ending July 31, 1997. Additionally, the Company has experienced a shift in its revenue mix as a result of the re-negotiation of two major contracts leading to increased Fixed Fees being recognized for the nine-month period ending July 31, 1997 of approximately $2,600,000 over the amount in the corresponding 1996 period.

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

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of services:

Cost of services for the three-month and nine-month periods ended July 31, 1997 were $2,041,000 and $6,081,000, respectively, compared to $2,282,000 and $7,368,000 in the corresponding periods of the prior fiscal year, representing a decrease for the three-month and nine-month period of approximately $241,000 and $1,287,000, respectively. This decrease in the cost of services was primarily due to decreases/(increases) in personnel costs of approximately ($113,000) and $517,000, professional and consulting costs of approximately $104,000 and $337,000 and information and communication costs of $119,000 and $255,000 and depreciation and amortization of $127,000 and $139,000 and other expenses of $4,000 and $39,000 for the three-month and nine-month periods ending July 31, 1997, respectively.

Operating expenses:

Selling, general and administrative:

Selling, general and administrative costs for the three-month and nine-month periods ended July 31, 1997 were $1,278,000 and $4,017,000, respectively, compared to $1,493,000 and $4,257,000 in the corresponding periods of the prior fiscal year, representing a decrease for the three-month period of approximately $215,000. This decrease is largely due to non-recurring charges incurred during the corresponding period of the prior fiscal year and was partially offset by a charge of $100,000 for a bonus paid to a senior officer of the Company. The decrease during the nine-month period of approximately $240,000 was offset by non-recurring charges incurred during the current fiscal year of approximately $400,000 related to severance payments to a senior officer of the Company in the approximate amount of $100,000 and payment of a bonus to an executive officer of the Company in the approximate amount of $200,000 and $100,000 during the three and nine month periods ended January 31, 1997 and July 31, 1997, respectively.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs.

Depreciation and amortization:

Depreciation and amortization costs for the three-month and nine-month periods ended July 31, 1997 were $75,000 and $236,000, respectively, compared to $27,000 and $200,000 for the corresponding periods of the prior fiscal year. This represents (i) an increase for the three-month period of approximately $48,000 and is primarily due to increased capital spending and is offset in part by decreased goodwill amortization related to the acquisition of CHCM which was written down during the fiscal year ended October 31, 1996 and (ii) an increase in the nine-month period of approximately $36,000, which is partially due to increased depreciation related to increased spending on capital expenditures during fiscal year 1997.

Interest expense:

Net interest expense for the three-month and nine-month periods ended July 31, 1997 was $101,000 and $243,000, respectively, compared to $157,000 and $352,000 for the corresponding periods of the same fiscal period last year, representing a decrease for the three and nine month periods ended July 31, 1997 of approximately $56,000 and $109,000, respectively. The decreases are primarily due to the elimination of interest on a promissory note issued to BCBSNJ on February 22, 1996, which was converted to equity on September 30, 1996 and a reduction in interest related to the Company's master lease agreement with IBM Credit Corporation.

Results of operations:

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

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity and Capital Resources:

At July 31, 1997, the Company had cash of $777,000 and a working capital deficiency of approximately $2,471,000. At October 31, 1996, the Company's cash balance was $1,167,000 and it had a working capital deficiency of approximately $4,191,000. The decrease in working capital deficiency of approximately
$1,720,000 is due to the Company's ability to generate cash flows from operations during the six and nine month periods ended April 30, 1997 and July 31, 1997, respectively, and reclassification of notes payable in the approximate amount of $1,863,000 as a long-term liability, which was previously classified as short-term obligation in prior periods.

The Company has entered into a Credit Agreement with Summit Bank for an aggregate amount of $3 million dollars for use in funding its operating activities and the Company's capital expansion needs. The Company's obligations under this Credit Agreement are guaranteed by BCBSNJ. See "Future Financing Needs" below.

Net cash (used)/provided from operating activities amounted to approximately $632,000 and (2,205,381) for the nine-months ended July 31, 1997 and 1996. This improvement is partially due to the increased operating income generated during the second and third quarters of fiscal year 1997.

Net cash (used)/provided by investing activities amounted to approximately ($533,000) and $636,000 for the nine-months ended July 31, 1997 and 1996, respectively. The decrease of approximately ($1,169,000) is primarily due to the cash received from the acquisition by CHCM of approximately ($751,000) during the nine-months ended July 31, 1996 and increased capital outlays incurred during the current fiscal year of approximately ($500,000).

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under the Summit Bank Credit Agreement will provide adequate capital resources to support the Company's anticipated cash needs for the balance of the fiscal year which ends on October 31, 1997. This projection assumes that the Company's operations and revenues will continue at their current levels.

Net cash (used)/provided by financing activities amounted to approximately ($490,000) and $2,557,000 for the nine months ended July 31, 1997 and 1996. The decrease of approximately ($3,047,000) is largely due to the proceeds received from the issuance of a note payable to CW Ventures in the original principal amount of $2,000,000 and the issuance of common stock of the Company with a value of approximately $925,000 during the nine months ended July 31, 1996.

Financing:

Amounts payable pursuant to long-term financing arrangements as of July 31, 1997 were approximately $1,130,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years expiring in 1999, and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by BCBSNJ.

In connection with the re-negotiation of the amended and restated services agreement with BCBSNJ, which was completed in June 1997, the Company issued a promissory note in the approximate amount of $1,863,000 to BCBSNJ with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, such amounts are expected by management to be funded through operations and no outside financing is anticipated for this obligation.

As of July 31, 1997, the Company had $3.0 million of available credit under the Summit Revolving Credit Agreement.

                               CAREADVANTAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Financing Needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional software and computer hardware costs during the fourth quarter of fiscal 1997 of approximately $250,000. Such costs are expected to be financed with the future operating cash flows of the Company. However, the Company may draw down the term loan from Summit Bank (which was discussed in the Company's 10-QSB for the quarter ended April 30, 1997 and included as Exhibit No. 10(f) thereto and is incorporated by reference herein), of which 1.5 million was available at July 31, 1997. The remaining balance under the Summit Bank credit facility is $1.5 million, which is available as a revolving credit line and is to be used for general working capital needs, resulting in an aggregate facility amount of $3.0 million.

Item 1. Legal Proceedings

Termination of Employment:

A former Medical Director of CAHS has asserted a claim against the Company which was discussed in the Company's Form 10-QSB for the quarter ended January 31, 1997.

Potential Uninsured Exposure to Litigation:

The Company is involved in an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action"), which was discussed in the Company's Form 10-QSB for the quarter ended April 30, 1997.

Item 2. Changes in Securities--None

Item 5. Effective as of June 13, 1997, CW Ventures granted to BCBSNJ an option to purchase from it 10,031,238 shares of Common Stock at $0.38 per share (the "BCBSNJ Option"), as provided the Option Agreement dated as of June 13, 1997, between CW Ventures and BCBSNJ (the "Option Agreement"), which is incorporated herein by reference to Exhibit No.5 to schedule 13D respecting beneficial ownership of Common Stock of the Company filed by BCBSNJ in June, 1997. If the fair market value per share of Common Stock is greater than the exercise price of BCBSNJ Option on the applicable date of calculation, BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the BCBSNJ Option and receiving a number of shares of Common Stock according to a formula set forth in the Option Agreement. The BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set for the in the Option Agreement. In addition, exercisability of the BCBSNJ Option may be accelerated in certain circumstances, all as more fully set forth in the Option Agreement. The option was granted by CW Ventures to BCBSNJ in consideration of BCBSNJ's revisions of its Services Agreement with the Company and the Joint Services Agreement with Allied Health Group, Inc. (both discussed in the Company's Form 10-QSB filed for the fiscal quarter ended April 30, 1997), and agreement to guaranty the Summit Bank Credit Agreement.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10(a)--Agreement with BCBSRI

Exhibit 10(b)--Option Agreement between CW Ventures and BCBSNJ-incorporated by reference from Exhibit No.5 of Schedule of 13D respecting beneficial ownership of Common Stock of the Company filed with the Commission in June 1997 by BCBSNJ.

Exhibit 27--Financial Data Schedule

Reports on Form 8-K--None

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

                                         CareAdvantage, Inc
                                         (Registrant)
 September 15, 1997
                                         /s/ Thomas P. Riley
                                         ---------------------------------
                                         Thomas P. Riley
                                         President and Chief Executive Officer
                                         Acting Chief Financial Officer