Form 10KSB
period 1997-10-31
CAREADVANTAGE INC
filed 1998-01-29
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended October 31, 1997
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

       Registrant's telephone number, including area code: (732) 602-7000 Securities registered pursuant to Section 12 (b) of the Exchange Act of 1934:

        Title of class                 Name of each exchange on which registered

            None                       _________________________________________

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for the past 90 days:  Yes  _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

   The Registrant's revenues for its most recent fiscal year were $14,076,637

                                   $1,738,761

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 20, 1998 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates).

                                   74,389,886

      Number of shares of common stock outstanding as of January 29, 1998

          Transitional Small Business Disclosure Format Yes _X_ No ___

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

Item 1.  Description of Business

General

      CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to the statewide Blue Cross/Blue Shield health service organizations of Rhode Island, Maine, Vermont, Delaware, New Jersey, and in 1998 New York (a division of New York Care Plus Insurance Company, Inc.); however, effective March 1, 1997 Blue Cross and Blue Shield of Delaware canceled its consulting agreement with the Company.

      CAI was incorporated in August 1994 as a wholly-owned subsidiary of Primedex Health Systems, Inc., a publicly traded New York corporation ("PMDX"). During the fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In December 1993, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc.). On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date. Through October 31, 1997, the Company had a cumulative deficit of $21,690,393.

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

      The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 602-7000.

Change in Control:

      On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"). The
transactions included the sale to CW Ventures of 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock as discussed below) for an aggregate of $1,000,000 and the issuance of a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note"). On such date, CW Ventures is required to exchange the CW Note for shares of the Company's common stock absent any events of default, as defined in the CW Note. The CW Note, which is collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 so that the 3,903,201 shares issued to CW Ventures together with the shares issuable upon the exchange of the CW Note would comprise 35% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 (such percent was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CW Warrants") to purchase 166,667 shares of the Company's common stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock).

      Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned BCBSNJ subsidiary, Enterprise Holding Company, Inc.("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and BCBSNJ (as amended from time to time, the "Services Agreement") whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 in favor of EHC, which was subsequently assigned to BCBSNJ (the "BCBSNJ Note") collateralized by substantially all of the assets of the Company and its subsidiaries. The BCBSNJ Note was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted as discussed below. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement with BCBSNJ (see Note C[1] in the Notes to the Financial Statements below).

      Pursuant to the terms of the CW Note and the BCBSNJ Note, because the Company failed to realize at least $15,000,000 in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, on February 27, 1997, the Company issued an aggregate 50,156,559 additional shares of common stock to BCBSNJ and CW Ventures.

      The Company, BCBSNJ and CW Ventures are parties to a stockholders' agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for: (i) two designees of CW Ventures; (ii) two designees of BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. There is currently one (1) vacancy on the Board of Directors, which vacancy is one of the Company's Management Directorships. The Stockholders' Agreement prevents the Company from taking certain material actions without the consent of BCBSNJ and/or CW Ventures or their respective designated directors.

      Since the Company did not have a sufficient number of authorized but unissued shares of common stock to permit the issuance of the required number of shares upon exchange of the CW Note and the BCBSNJ Note, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation which decreased the authorized shares of common stock to 90,000,000 shares, created a new class of 'blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a "one (1) for six (6)" reverse stock split of the Company's outstanding common stock. As a result, and pursuant to the terms of the BCBSNJ Note, the BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of common stock of the Company.

Industry Overview:  Health Care Reform, Expenditures and Managed Care

      In recent years, there have been substantial efforts to reform national health care due to the ever-increasing cost of medical care in the United States. Employer groups, increasingly concerned about the effect on their "bottom line" of the cost of providing health insurance to their employees, are no longer content to remain with a traditional insurance company which is not cost effective in its management of health care coverage. Employer groups are seeking the implementation of managed care concepts to improve their profitability, while at the same time providing to their employees the same or improved quality and availability of care. The insurance companies' clients are demanding that their insurance companies begin effecting strategies to reduce costs such as enhanced case management, patient education, and wellness programs. Accordingly, employees have become more assertive in evaluating and selecting an insurer as well as monitoring such insurer's performance. This has consequently created intense competition among traditional indemnity insurers.

      This is a microcosm of a national trend where market driven forces are causing insurance companies to align themselves with health care providers efficient in patient management. The net result has been a phenomenon where the medical industry has shifted to care management initiatives to decrease unnecessary variations in patient care and physician practices.

      In order to remain viable in this competitive marketplace and attract employer groups, traditional indemnity insurance companies have begun to re-engineer to a managed care approach with an outcomes versus claims management focus. They have done so by establishing cooperative relationships with providers.

      Management believes that while some insurers will try to accomplish this transition without outside assistance, a majority will seek assistance from firms with "managed care expertise," such as the Company. With its proprietary criteria and protocols and physician employees and advisors representing the full range of subspecialty areas within the health care delivery system, as well as key employees with backgrounds in health care cost containment, management believes the Company provides state of the art knowledge and experience in health care cost containment services.

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

      Utilization Review - Utilization review servicers examine the appropriateness of a particular medical event, such as a hospital admission, an additional day of in-patient care, or a particular procedure. The Company provides clinical and operational utilization review services employing its physician driven proprietary criteria and protocols. The Company actively disseminates its criteria and medical protocols to local physicians and holds meetings with its specialty physician advisors to inform them of their significant roles in the utilization management process.

      In addition, while many utilization management firms rely on calls from nurse reviewers as the principal form of communication with physicians, the Company believes that clinical peers should discuss cases with attending physicians. Accordingly, the Company uses nurse reviewers primarily to screen cases. Staff medical directors and physician advisors of matched specialties review questionable cases with attending physicians. The combination of academic credentials, managed care experience, and on-site presence enables these advisors to actively engage local specialists in a meaningful discussion on medical management alternative practices, thereby having a greater impact on cost containment.

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

      Continuing Product Development - The Company's management recognizes that the health care market is continually changing and expanding, due in part, to
changes  in  medical  technology  and  new  medical  information,   as  well  as
improvements in information technology and telecommunication systems. In response to the market and to the specific needs of its clients, the Company continues to refine, improve and expand its existing services and products, as well as to develop new services and products.

      Some of the Company's current initiatives include the expansion of its chronic disease case management services, on-going refinement of its proprietary criteria and protocols, and development of specialty provider networks. The
Company also continues to jointly develop with a systems subcontractor and software developer a new generation of customer service, utilization review and medical/surgical case management software. Furthermore, the Company's management believes that member/subscriber advisory services, which focus on patient knowledge and participation in their own health care, are products that will contribute to a more efficient and cost effective use of the options available in the health care system. With respect thereto, the Company hopes to develop patient education and management programs.

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

      The Company currently maintains a contracted network of 115 independent, multi-specialty physicians advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading the meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also deploys its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for out-patient care.

      For its services, the Company is compensated either: (i) on a capitated (fixed-fee) per subscriber basis; (ii) on a performance-based method whereby the Company shares in the realized cost savings per member as measured against certain defined benchmark(s); (iii) on the basis of a combination of both capitation and performance-based fees; and (iv) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a) Revenue under the fixed-fee arrangements is recognized as the services are provided and the related costs of services are incurred. Although the fixed fee arrangements are not subject to any fee adjustment based upon the attainment of target utilization levels, such contracts may still expose the Company to potential operating losses, particularly in the inception stages thereof.

(b) Revenue under the partial fixed fee/incentive agreements is initially recognized for the monthly fixed fee component only as services are provided and related costs of services are incurred. Incentives (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

(c) Revenue under full risk compensation arrangements is recorded based upon the periodic monthly or quarterly interim payments, adjusted on a periodic basis to cost and utilization data supplied by the client to assess performances against established targets. Incentive compensation based upon performance, or reductions thereto, are recorded when such amounts can reasonably be determined.

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

Customers and Marketing

      The Company currently provides its services to five statewide Blue Cross and Blue Shield ("BCBS") organizations in the states of Maine, Rhode Island, Vermont, New York (beginning in 1998) and New Jersey pursuant to one or a combination of the compensation arrangements described above. The Company is dependent on at least two of such customers including BCBSNJ, a 50% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of any one of these two customers would have a material adverse impact on the company's cash flows and results of operations.

      Effective March 1, 1997, a consulting contract with Blue Cross and Blue Shield of Delaware ("BCBSDE") one of the Company's customers was terminated.

      Effective January 1, 1998 the Company has entered into a one year services agreement with New York Care Plus Insurance Company, Inc. ("NYCPIC"), which is attached hereto and incorporated herein by reference to exhibit 10.20. NYCPIC provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this agreement, the Company, through one or more of its subsidiaries, will provide both medical management performance support and specialty care management performance support services to New York Care Plus for its approximately 650,000 indemnity and HMO subscribers. The service agreement, the initial term of which expires on December 31, 1998, provides for the payment of fixed compensation.

      During 1997, the Company successfully re-negotiated contracts with two of its major customers and executed several other agreements as discussed below in
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "General Developments of the Business".

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

      It should be noted that in providing utilization review and case management services, the Company makes recommendations regarding what is considered appropriate medical care based upon professional judgments and established protocols. However, the ultimate responsibility for all health care decisions is with the health care provider. Furthermore, the Company is not an insurer, and the ultimate responsibility for the payment of medical claims is with the insurer. Although the Company is not a health care provider, it could have potential liability for adverse medical consequences. The Company could also become subject to claims based upon the denial of health care services and claims such as malpractice arising from the acts or omissions of health care professionals. (See "Legal Proceedings.")

      In order to receive compensation, the Company's operations in a particular state are typically subject to certification by the appropriate state agency. The Company has received or has filed the necessary application for such certification where required. In addition, various state and federal laws regulate the relationships between providers of health care services and physicians and other clinicians, including employment or service contracts, investment relationships and referrals for certain designated health services.
These laws include the fraud and abuse provisions of the Medicare or Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil or criminal penalties for individuals or entities including exclusion from participation in the Medicare and Medicaid programs. Several states have adopted similar laws that cover patients in private programs as well as government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they may limit the manner in which the Company can acquire businesses and market its services to, and contract for services with, other health care providers.

      The Company's management believes that its present operations are in compliance with all applicable laws and regulations and that it maintains sufficient comprehensive general liability and professional liability insurance coverage to mitigate claims to which the Company may be subject in the future. However, the Company has filed an application to be certified as a Utilization Review Agent with the New York State Departments of Insurance and Health in connection with the Company's Service Agreement with NYPIC. It has of yet not received full certification from such departments. The Company is unable to predict what, if any, government regulations affecting its business may be enacted in the future or how existing or future regulations may be interpreted. To maintain future compliance, it may be necessary for the Company to modify its services, products, structure or marketing methods. This could increase the cost of compliance or otherwise adversely affect the Company's operations, products, profitability or business prospects.

      Proposed Health Care Reform - If proposed federal and state health care reform initiatives are enacted, the payments for and the availability of health care services will likely be affected. Aspects of certain of these proposals, such as reductions in Medicare and Medicaid payments, could adversely affect the Company. Other aspects, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. The Company is unable to predict what impact, if any, further enacted health care reform legislation may have on its current and future business, and no assurance can be given that any such reforms will not have an adverse impact on its business operations or potential profitability.

Employees

      In addition to its current network of 115 contracted physician advisors, the Company employed 8 full-time physicians as of October 31, 1997. Two of these physicians serve as officers of the Company or its subsidiaries and the remaining physicians serve as on-site Medical Directors and Associate Medical Directors in the states where the Company provides services.

      At October 31, 1997, in addition to its physicians, the Company employed a total of 137 full-time employees. Of this total, one hundred and ten (110) employees are engaged in clinical activities including on-site nurse reviewers and contract administrators. The twenty-seven (27) remaining employees include executives, administrative support, finance, marketing, training & education, information systems and human resources personnel. The Company believes it has satisfactory relations with it employees.

Item 2.  Description of Properties

      The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company has executed a six-year lease for this facility commencing June 15, 1995, which provides for an annual base rent of approximately $445,000 with annual escalations based on increases in real estate taxes and operating expenses. The Company believes its present facilities will be adequate for its short-term needs and moderate expansion.

      The Company also maintains a rent-free operations office in approximately 600 square feet of space in Providence, Rhode Island under an informal oral arrangement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI"), and approximately 300 square feet of space in the Blue Cross and Blue Shield of Maine Westbrook facility. Additionally, the Company maintains rent-free operation offices in New York and Vermont pursuant to informal arrangements with such customers.

      Substantially all of the equipment used in the Company's operations in New Jersey is currently being leased under a capital lease agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1997.

                                    PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

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

                                  1997                          1996
                             ---------------              ---------------
      Quarter Ended          High       Low               High        Low
                             ----       ---               ----        ---
      January 31             $.47       $.31              $2.52      $0.96
      April 30               $.56       $.31              $2.34      $1.14
      July 31                $.38       $.31              $1.02      $0.06
      October 31             $.34       $.25              $1.02      $0.38

(b) Holders: As of December 10, 1997, there were approximately 2,868 holders of record of the Company's common stock. No shares of the Company's preferred stock have been issued. The Company believes that, in addition, there are a number of beneficial owners of the Company, whose shares are held in "Street Name."

(c) Dividends: During the two most recent fiscal years, the Company paid no cash dividends on its common stock. The payment of future dividends on its common stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Certain statements in this Form 10KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements is reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company.

      For fiscal years prior to 1997, the Company has experienced significant operating losses on a consolidated basis, and has a working capital deficit at October 31, 1997 of approximately $2,487,000, a capital deficiency of $1,976,000 and an accumulated deficit of $21,690,000 since its inception. By continuing to provide high quality health care cost containment services to its existing customer base of four BCBS plans and pursuant to the Joint Services Agreement with Allied Health Group, Inc. (see "General Developments of the Business"), management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

      The Company's working capital deficit as of October 31, 1997 decreased by approximately $1,704,000 from the October 31, 1996 deficit amount, as a result of the successful re-negotiation of two (2) of its contracts with BCBSNJ and BCBSRI, as well as the execution of other agreements more fully explained below under the caption of "General Developments of the Business". Further, the Company realized net income of approximately $7,000 or $.00 per share on revenues of approximately $14,077,000 for the year ended October 31, 1997 compared with a net loss of approximately ($5,335,000) or ($.08) per share on revenues of approximately $11,792,000 for the ended October 31, 1996. Results for October 31, 1996 included a charge to operations of approximately $1,173,000 for the write-down of the service agreement with BCBSNJ which arose in connection with the acquisition of Contemporary Healthcare Management, Inc. in February 1996 (See Notes to the Financial Statements "Change in Control"), and a charge of approximately $213,000 relating to the write-off of certain software development costs.

Reorganization

      As a result of the series of transactions consummated by the Company in February 1996 which resulted in a change in control of the Company and the acquisition of CHCM (see "Notes to Financial Statements-Change in Control"). The Board of Directors and management have taken steps and expect to take certain additional actions to increase revenues, reduce and re-deploy personnel and other costs and ultimately increase shareholder value.

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

Recent Developments of the Business

          New Contract With New York Care Plus Insurance Company, Inc:

      Effective January 1, 1998 the Company entered into a one year services agreement with New York Care Plus Insurance Company, Inc., which provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this agreement, which is attached hereto and incorporated herein by reference to exhibit 10.20, the Company,through one or more of its subsidiaries, will provide both medical management performance support and specialty care management performance support services to New York Care Plus for its approximately 650,000 indemnity and HMO subscribers. The Service Agreement, the initial term of which expires on December 31, 1998, provides for the payment of fixed compensation.

      During 1997, the Company successfully renegotiated contracts with two of its major customers and executed several other agreements as more fully explained below.

General Developments of the Business during Fiscal Year 1997:

            Blue Cross and Blue Shield of New Jersey, Inc.("BCBSNJ"):

      The Company renegotiated its Services Agreement with BCBSNJ which was attached as exhibit 10(b) to the Company's 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. Under the terms of the revised agreement, the Company will continue to provide specialized cost containment services on behalf of BCBSNJ's indemnity and PPO subscribers. In accordance with the restated services agreement, which expires on June 30, 2000 and supersedes the original Services

Agreement entered into on February 22, 1996, the Company will receive a combination of fixed and performance-based compensation, subject to the terms of the agreement. Contemporaneously with the execution of this amended and restated services agreement, the Company issued to BCBSNJ a promissory note in the amount of $1,862,823 payable in equal monthly installments of principal and interest commencing October 1, 1998 through June 30, 2000 representing repayment of cash received in excess of revenues earned from BCBSNJ during 1996. BCBSNJ is a principal shareholder of CareAdvantage, owning approximately 50% of the outstanding capital stock of the Company.

   Letter Agreement Between Medigroup of New Jersey, Inc., d/b/a HMO Blue, the
                     Company and Allied Health Group, Inc:

      Effective March 1, 1997 the Company has executed a letter agreement among itself, Medigroup of New Jersey, Inc. (d/b/a HMO Blue) and Allied Health Group, Inc. ("Allied") for the provision of certain network management services to Allied and HMO Blue which was attached as exhibit 10(e) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. HMO Blue is a wholly-owned subsidiary of BCBSNJ. Under the terms of this agreement, the Company will work with Allied to effect cost management strategies directed toward specialist costs in the HMO. The term of this agreement runs from March 1, 1997 through February 28, 2000 unless terminated earlier pursuant to the terms of the agreement. Effective November 4,1997 the Company consented to the assignment by Allied of all of its rights under this letter agreement to CMSF, Inc.

             Blue Cross and Blue Shield of Rhode Island ("BCBSRI"):

      The Company completed renegotiating its services agreement with BCBSRI which was attached as exhibit 10(a) to the Company's Form 10-QSB for the quarter ended July 31, 1997 and is incorporated by reference herein. Under the terms of this agreement, effective January 1, 1997 through December 31, 1999, the Company will provide utilization management services to BCBSRI's indemnity subscribers. The agreement calls for a combination of fixed fees with additional revenues being recognized on a performance basis.

      Consulting Agreement Between Coordinated Health Partners, Inc., d/b/a
           "Blue Chip" and CareAdvantage Health Systems, Inc ("CAHS"):

      CAHS entered into a consulting agreement with Coordinated Health Partners, Inc. ("BlueCHiP"), a Rhode Island health maintenance organization which was attached as exhibit 10(d) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. CAHS has been engaged to provide various utilization review services including prospective, concurrent, and retrospective requests for covered services for purposes of determining whether such services are medically appropriate. Additionally, the agreement provides that CAHS will assist in the education and training of claims administration and claims adjudication of BlueCHiP personnel.

 Joint Services Agreement among Allied Health Group, Inc., CareAdvantage Health
                        Systems, Inc., and the Company:

      The Company executed a three-year agreement with Allied which was attached as exhibit 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein, for the joint delivery of specialized health care cost containment services in the form of physician management of specialty networks. The terms of the agreement provide for a close working relationship between the two companies in the Blue Cross Blue Shield marketplace, with the Company retaining rights to provide, in the second and third year of the agreement, certain services currently being provided by Allied Health Group to current and future Blue Cross Blue Shield customers. Currently, the Company has not yet entered into any agreements with any such BCBS plan under this agreement. However, the Company continues to explore possible relationships with its existing and new BCBS customers. Effective November 4, 1997 the Company consented to the assignment by Allied, all of its rights under this agreement to CMSF, Inc.

       The Company Secures A Credit Facility In The Amount of $3 Million:

      The Company has obtained a $3,000,000 credit facility with Summit Bank pursuant to a Credit Agreement which was attached as exhibits10(f),(f1),(f2),(f3),(f4) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. This credit facility is comprised of a $1,500,000 working capital line and a $1,500,000 term loan. This credit facility is guaranteed by BCBSNJ and is collateralized by pledged U.S. agency securities of BCBSNJ. BCBSNJ is a principal shareholder of CareAdvantage, owning approximately 50% of the outstanding capital stock of the Company at October 31, 1997. There is currently no outstanding balance under the Summit Bank credit facility.

Results of Operations

Revenues:

                                                     Year Ended
                                    --------------------------------------------
                                              1997                  1996
                                    ---------------------     ------------------
                                       Amount     Percent     Amount     Percent
                                       ------     -------     ------     -------
Revenues from fixed
  fee arrangements                  $12,969,797     92%    $10,910,988     93%

Revenues from performance-
  based arrangements                    833,795      6%        355,169      3%

Consulting revenues                     273,045      2%        526,000      4%
                                    -----------    ---     -----------    ---

          Total revenues            $14,076,637    100%    $11,792,157    100%
                                    ===========    ===     ===========    ===

      Total revenues for the fiscal years ended October 31, 1997 and October 31, 1996 were approximately $14,077,000 and $11,792,000, respectively. The increase in the current year was primarily attributable to the re-negotiation of two (2) key contracts with BCBSNJ and BCBSRI as well as the execution of a letter agreement with Medigroup of New Jersey, Inc. d/b/a "HMO Blue", the Company and Allied (see above "General Developments of the Business"). Additionally, the current period was positively impacted by the fact that the Company earned excess performance revenues from Blue Cross and Blue Shield of Vermont in the approximate amount of $285,000 as a result of the Company's performance bonus for the contract year ended March 31, 1997.

      These incremental revenues are largely offset by (i) loss of revenue from a contract which was terminated by a customer and converted to a Fee-for-Service agreement during the fourth quarter of the prior fiscal year and (ii) decreased revenue from one of the Company's major customers as a result of its re-negotiation of the contract which has resulted in decreased performance fee revenues being recognized for the year ended October 31, 1997. Additionally, the Company has experienced a shift in its revenue mix as a result of the re-negotiation of two major contracts leading to increased Fixed Fees being recognized for the year ended October 31, 1997 of approximately $2,000,000 over the amount in the corresponding 1996 period.

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

Cost of services:

      Cost of services for the fiscal years ended October 31, 1997 and October 31, 1996 were approximately $7,937,000 and $9,585,000, respectively. The decrease in the cost of services of approximately $1,648,000 is largely due to decreases in personnel costs of approximately $557,000, professional and consulting costs of approximately $269,000, information and communication costs of approximately $217,000, travel costs of approximately $104,000 and approximately $297,000 in depreciation and amortization allocations.

Operating expenses

Selling, general and administrative:

      Selling, general and administrative costs during the fiscal year ended October 31, 1997 were $5,278,000 compared to $4,487,000 in the prior fiscal year. The increase in selling, general and administrative costs of approximately $789,000 is largely due to increases in personnel costs of approximately $569,000 including bonuses and severance costs paid to two senior officers in the approximate amounts of $300,000 and $100,000, respectively, during the year ended October 31, 1997, travel costs of approximately $60,000, and facility costs of approximately $99,000. Selling and marketing costs during the periods presented were minimal.

      While management has taken and intends to take additional steps to reduce general and administrative costs, any future reductions in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that management will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

      Depreciation and amortization aggregated $1,033,000, of which $549,000 is included in cost of services and $1,208,000 of which $846,000 is included in cost of services for the fiscal years ended October 31, 1997 and 1996, respectively. Depreciation and amortization for the year ended October 31, 1997 includes amortization of intangible assets other than the amount attributed to the Services Agreement of approximately $327,000, amortization of the amount attributed to the Services Agreement arising in connection with the acquisition of CHCM of $122,000 ( See "Notes to Financial Statements - Change in Control") and depreciation of property and equipment of approximately $584,000.

Interest expense:

      Net interest expense during the fiscal year ended October 31, 1997 was $371,000 compared with net interest expense of $582,000 for the year ended October 31, 1996. The decrease in net interest expense of approximately $211,000 is related to the following decreased interest costs of: (i) IBM master lease agreement of approximately $55,000 (ii) BCBSNJ Note of approximately $105,000
(iii) other interest costs of $3,000 (iv) a debt discount of $98,000 in the 1996 year for the value of the CW Warrants issued in connection with the bridge financing by CW Ventures, offset by increased interest costs related to the following: (i) CW Note of approximately $50,000 for a more detailed explanation of the "CW Note", See "Notes to Financial Statements Change in Control".

      Pursuant to the terms of the CW Note issued in connection with the change in control, interest expense related to the CW Note will cease and any accrued interest be contributed to capital should such debt instrument be exchanged into shares of common stock of the Company pursuant to the terms of the CW Note.

      As of October 31, 1997 the Company has classified the CW Note as a current liability as it matures on June 30, 1998. In the prior year, the CW Note was classified as a current liability due to the fact that CHCM was in default of the services agreement with BCBSNJ, and if BCBSNJ terminated this agreement, the CW Note would have become payable upon demand.

Other costs:

      Other costs of $724,000 for the fiscal year ended October 31, 1996 represent costs incurred in connection with the change in control and related reorganization (see "Reorganization" above) that the Company does not deem as recurring operating expenses, however, as discussed above, certain expenses within this component of the statement of operations may continue to be incurred in the future. Expenses reflected in "Other costs" include severance and separation costs related to the change in control and reorganization of approximately $367,000, professional fees and other costs related to the change in control of approximately $227,000, and loss on disposal of assets of $130,000.

Net Income from operations:

      Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely effect the operations of the Company. Further, based on the Company's re-negotiation of two (2) of its key contracts and the execution of other agreements as are more fully explained above under the caption "General Developments of the Business", management anticipates that it will generate positive operating cash flows and results of operations during fiscal year 1998.

Financial Condition

Liquidity and Capital Resources:

      At October 31, 1997, the Company had cash of $1,038,000 and a working capital deficiency of approximately $2,487,000. At October 31, 1996, the Company's cash balance was $1,167,000 and the working capital deficiency was approximately $4,191,000. The decrease in working capital deficiency of approximately $1,704,000 is due to the Company's ability to generate cash flows from operations during the fiscal year ending October 31, 1997, and the reclassification of a note payable in the approximate amount of $1,863,000 as a long-term liability, which was previously classified as a short-term obligation in the prior year, offset by capital expenditures.

      Net cash (used)/provided from operating activities amounted to approximately $1,117,000 and ($2,569,000) for the fiscal years ended October 31, 1997 and 1996, respectively. This improvement is partially due to the increased operating income generated during the fiscal year ended October 31, 1997.

      Net cash (used)/provided from investing activities amounted to approximately ($623,000) and $706,000 for the fiscal years ended October 31, 1997 and 1996, respectively. This decrease of approximately ($1,329,000) is primarily due to the cash received from the acquisition of CHCM of approximately ($784,000) during the fiscal year ended October 31, 1996 and increased capital expenditures incurred during the current fiscal year of approximately ($545,000).

      Net cash (used)/provided from financing activities amounted to approximately ($623,000) and $2,493,000 for the fiscal years ended October 31, 1997 and 1996, respectively. This decrease of approximately ($3,116,000) is primarily due to the proceeds received from the issuance of the CW Note in the original principal amount of $2,000,000 and the issuance of common stock with a value of approximately $925,000 during the fiscal year ended October 31, 1996.

      While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under the Summit Bank Credit Agreement will provide adequate capital resources to support the Company's anticipated cash needs for fiscal year ending October 31, 1998.

Financing:

      Amounts payable pursuant to long-term financing arrangements as of October 31, 1997 were approximately $997,000 consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years expiring in 1999, and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by BCBSNJ.

      The Company has provided for approximately $1,863,000 to be repaid to BCBSNJ due in equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, such amounts are expected by management to be funded through operations.

      The Company has a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 due to CW Ventures. On such date, CW Ventures is required to exchange the note for shares of the Company's common stock absent any events of default, as defined.

      In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the company expects to incur additional software and computer hardware costs during the first and second quarter of fiscal 1998 of approximately $750,000. Such costs are expected to be financed with the future operating cash flows of the Company. However the Company may draw down the term loan from Summit Bank of which $1,500,000 was available at October 31, 1997. The remaining balance under the Summit Bank credit facility is a $1,500,000 working capital revolver to be used for general working capital needs, resulting in an aggregate available facility of $3,000,000 as of October 31, 1997.

Item 7.  Financial Statements and Supplementary Data

      The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The Company's directors, executive officers and control persons are as follows:

Name                            Age      Positions with the Company
----                            ---      --------------------------
William J. Marino (1)           55       Chairman of the Board of Directors
Robert J. Pures (2)             53       Director
Barry Weinberg (1)              59       Director
David McDonnell (1) (2)         56       Director
Walter Channing, Jr. (2)        57       Director
Thomas P. Riley                 40       Director, President and Chief Executive
                                           Officer
Richard W. Freeman              50       Executive Vice President
Stephan D. Deutsch              54       Senior Vice President and National
                                           Medical Director
David G. DeBoskey               32       Vice President, Finance and Accounting

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

      The Company, BCBSNJ and CW Ventures are parties to the Stockholders' Agreement, pursuant to which BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members will be management of the Company acceptable to CW Ventures and BCBSNJ, and there shall be one non-employee outside director who is acceptable to CW Ventures and BCBSNJ. (See "Description of Business - Change in Control" above.) CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. BCBSNJ has designated William J. Marino and Robert J. Pures as members of the Board.

      The following sets forth certain information with respect to each Director and Executive Officer of the Company:

      William J. Marino--Since February 1996, a director of the Company. Since December 1993, a director of Contemporary HealthCare Management Systems, Inc. Since January 1994, President and Chief Executive Officer and director of Blue Cross and Blue Shield of New Jersey, Inc. From January 1992 through December 1993, Senior Vice President of Blue Cross and Blue Shield of New Jersey, Inc. Mr. Marino also currently serves as a director of Digital Solutions, Inc.

      Robert J. Pures--Since February 1996, a director of the Company. Since 1995, Senior Vice President Administration, Chief Financial Officer and Treasurer of Blue Cross and Blue Shield of New Jersey, Inc. From October 1985 through July 1995, Vice President - Finance and Treasurer of Blue Cross and Blue Shield of New Jersey, Inc.

      Barry Weinberg--Since May 1997, a director of the Company. Since 1981 President of the CW Group, Inc., a company engaged in investing in the health care field. Mr. Weinberg currently serves on the Board of Directors of Autoimmune Inc., as well as a number of privately owned companies, and is a general partner of CW Partners III, L.P.("CW Partners").

      Walter Channing, Jr.--Since May 1997, a director of the Company. Since 1981 Vice President of the CW Group, Inc., a company engaged in investing in the health care field. Mr. Channing currently serves as a director for a number of privately owned companies, and is a general partner of CW Partners.

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

      Richard W. Freeman, M.D.--Since September 1997, Executive Vice President of the Company. From April 1995 through September 1997, Senior Vice President of CAHS, Inc.(a wholly-owned subsidiary of the Company). From 1994-1995 Vice President for Medical Affairs, Johns Hopkins Bayview Medical Center, a 667 bed academic medical center. From 1992-1994, Director Office of Managed Care Programs and Physician Support Services, Johns Hopkins Bayview Medical Center, The Johns Hopkins Health System, Baltimore, Maryland.

      Stephan D. Deutsch, M.D.--Since July 1995, Senior Vice President and National Medical Director of CAHS. Prior to 1995, Dr. Deutsch served as both the President and Medical Director of a leading provider of outpatient services for the prevention, treatment and management of work-related injuries and illnesses in Rhode Island.

      David DeBoskey, C.P.A.--Since November 1997, Vice President of Finance and Accounting of the Company. From April 1996 through November 1997, Director of Finance and Accounting of the Company. From August 1992 through April 1996, Accounting Manager and Subsidiary Controller for two (2) New Jersey hospitals. From March 1991 through August 1992, Accounting Manager for a Manufacturing Company. Prior to 1991, served as a Staff Accountant for an international accounting firm where he served a number of healthcare and manufacturing clients.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1997 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

      The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three fiscal years ended October 31, 1997, to the individual performing the function of Chief Executive Officer during such periods and each of the next four most highly compensated executive officers. None of the named individuals was employed by the Company prior to the 1995 fiscal year.

                           Summary Compensation Table

                                                     Annual Compensation                          Long-Term Compensation
                                 --------------------------------------------------------------------------------------------

                                                                                  Other
                                   Year Ended                                    Annual          Number of      All Other
Name and Principal Position        October 31       Salary         Bonus     Compensation (3)     Options      Compensation
---------------------------        ----------       ------         -----     ----------------     -------      ------------

Thomas P. Riley                       1997           $230,800     $300,000                                      $  4,115(4)
President  and Chief  Executive       1996           $127,500
Officer

Richard W. Freeman, M.D. (1)          1997           $254,000     $ 35,000       $25,000                        $  5,881(4)
Executive Vice President              1996           $245,000                                     250,000       $  2,498(4)
                                      1995           $106,346     $100,000

Stephan D. Deutsch, M.D. (2)          1997           $284,615     $ 69,231
Senior Vice President and Chief       1996           $259,615     $ 23,000                        250,000
Medical Director of CAHS              1995           $ 76,293     $ 38,461                         16,667

-----------------------------------------------
(1) Dr. Freeman joined the Company on April 26, 1995 and is paid an annual salary of $257,000 under the terms of his employment agreement

(2) Dr. Deutsch joined the Company on July 1, 1995 and is paid an annual salary of $250,000 under the terms of his employment agreement.

(3) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days that were paid.

(4)   Represents   Company   matching   contributions   to   a   401(k)   profit
      sharing/savings plan.

Compensation Plans

Stock Option Plans:

      On June 6, 1996 and July 24, 1996, the Board of Directors of the Company adopted and amended (i) the 1996 Stock Option Plan (the "1996 Plan") and (ii) the 1996 Director Stock Option Plan (the "Director Plan" and, together with the 1996 Plan, the "Stock Plans"). The Stock Plans were approved and ratified by the majority stockholders of the Company pursuant to a written consent in lieu of a meeting dated August 23, 1996. The key features of the Stock Plans are summarized below.

      A total of 1,933,334 options have been granted and 758,334 are outstanding under the Stock Plans. Additional non-plan options aggregate 1,094,585 outstanding at October 31, 1997. The table below indicates grants of options that have been granted, to the named persons.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                         Number of               Value of
                                                                     Shares Underlying         Unexcerised
                                                                        Unexercised            In-the-Money
                                                                        Options at              Options at
                                    Shares to be                     October 31, 1997        October 31, 1997
                                    Acquired           Value            Exercisable/            Exercisable/
Name                                On Exercise(#)    Realized         Unexcerisable           Unexercisable
----                                --------------    --------         -------------           -------------
Thomas P. Riley                             0            N/A          N/A                          N/A
Stephan D. Deutsch (2)                250,000             $0          111,112/138,888              $0/$0
Richard Freeman, M.D. (1)             250,000             $0          111,112/138,888              $0/$0

----------------------------------------------------------

Based upon the average Bid and Asked prices on the OTC Bulletin Board of the Company's Common Stock on January 20, 1998.

(1) Effective July 24, 1996, Dr. Freeman was awarded options to purchase 250,000 shares of Common Stock at an exercise price of $0.78 per share.

(2) Effective July 24, 1996, Dr. Deutsch was awarded options to purchase 250,000 shares of Common Stock (replacing options to purchase 16,667 shares previously granted to Dr. Deutsch during fiscal 1995) at an exercise price of $0.78 per share.

Description of the Stock Plans:

     The 1996 Plan is administered by a committee, which consists of two or more disinterested directors of the Board of Directors of the Company (the "Committee"). Pursuant to the terms of the 1996 Plan, the Committee, along with the Board, will select persons to be granted options and will determine: (i) whether the respective option is to be a non-statutory, non-qualified option or an incentive option; (ii) the number of shares of the Company's common stock purchasable under such option; (iii) the time or times when the option becomes exercisable, except that no incentive or non-statutory, non-qualified option shall be exercised and sold by the recipient prior to six (6) months from the date of grant; (iv) the exercise price cannot be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company; and (v) the duration of the option, which cannot exceed ten (10) years. Incentive Options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-statutory, non-qualified Options may be granted to any employees (including employees who have been granted Incentive Options) and other persons who the Board or the Committee may select.

     The Director Plan is administered by the Board of Directors. Pursuant to the terms of the Director Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 166,667 shares of common stock; (ii) at an exercise price which cannot be less than 100% of the fair market value of the common stock on the date of grant; (iii) immediately exercisable, and (iv) for a duration not to exceed ten (10) years from the date of grant. Options under the Director Plan may be granted only to Directors of the Company.

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

     The Board of Directors has the authority to terminate both the 1996 Plan and the Director Plan as well as to make changes in and additions to such plans. In addition, upon a merger of the Company, the 1996 Plan shall terminate, and all options granted thereunder shall terminate, unless provision be made in writing in connection with such merger for the continuance of the 1996 Plan or for the assumption of options theretofore granted, or the substitution for such options of options covering the stock of a successor employer corporation, or a parent or a subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, in which event the 1996 Plan and options theretofore granted shall continue in the manner and under the terms so provided. However, with respect to the 1996 Plan, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the 1996 Plan, terminate modify or amend such plan so as to adversely affect the rights of option holders previously granted under such plan, change the requirement of eligibility to such plan or materially increase the benefits accruing to participants under such plan. With respect to the Director Plan, the Board may not, unless the option holder thereof consents, materially impair the rights of such option holder under such plan.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

      Effective as of June 11, 1997 the Company entered into an Employment Agreement, as supplemented by a side agreement with CW and BCBSNJ of even date therewith with Thomas P. Riley, its current President and Chief Executive Officer (the "Riley Employment Agreement"), which was attached as exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The Riley Employment Agreement provides for a term commencing June 10, 1997 and ending on December 31, 1998, with annual compensation of $275,000 per annum. The Riley Employment Agreement further provided for payment of a bonus in the amount of $100,000 if Mr. Riley was employed by the Company on June 30, 1997. Accordingly, the Company paid this bonus and has recorded a charge of $100,000 for the year ended October 31, 1997. In addition, the Riley Employment Agreement provides for a payment to Mr. Riley in the event that on or prior to July 1, 1999, (i) either BCBSNJ or CW Ventures shall sell or otherwise dispose of 30% or more of the number of shares of common stock of the Company beneficially owned by it, or (ii) BCBSNJ and CW Ventures shall sell or otherwise dispose of 50% or more of the aggregate number of shares of common stock of the Company beneficially owned by them, providing in either case that such shares are sold or disposed of at a price of $.15 or greater per share. The amount of such payment is dependent upon the price at which the shares are sold or disposed of with a range of $150,000 if the shares are sold or disposed of at $.15 per share up to a maximum aggregate payment of $550,000 if the shares are sold or disposed of at a price of $.25 or more.

Compensation of Directors:

      The Company executed a consultation agreement dated October 1, 1997, which is attached hereto and incorporated herein by reference to exhibit 10.21 with an independent director of the Company providing for compensation of $25,000 per month for the last three months of calendar year 1997 (October 1997-December
1997) for an aggregate amount of $75,000. The Company has made one payment under this agreement as of October 31, 1997.

      All other members of the Board of Directors of the Company presently receive no annual remuneration for acting in that capacity. The Company anticipates that its non-employee directors will be paid reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. Certain members of the Board of Directors of the Company will also be eligible for the grant of options under the Director Plan that currently provides for each non-employee Director to receive an annual grant of options to purchase 166,667 shares of the Company's Common Stock. None of the current directors have been granted any options pursuant to the Director Plan. (See "Compensation Plans - Description of Stock Plans" above.)

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers, and Directors as a group, in each case, as of December 23, 1997. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                    Beneficial Ownership of Common Stock by
                      Certain Stockholders and Management

                                              Number of Shares      Percent of
Name                                        Beneficially Owned(1)   Ownership(2)
----                                        ---------------------   ------------

Blue Cross and Blue Shield of
   New Jersey, Inc. (3)(4)(5)............        37,617,420            50.57
CW Ventures II, L.P.(5)(6)(7)............        37,784,087            45.88
William J. Marino(3).....................               334                *
Robert J. Pures(3).......................
David J. McDonnell(9) ...................
Walter Channing,Jr.(5)(6)(7)(8)..........        37,784,087            45.88
Charles Hartman(5)(6)(7)(8)..............        37,784,087            45.88
Barry Weinberg(5)(6)(7)(8)...............        37,784,087            45.88
Thomas P. Riley(10)......................
Stephen Deutsch, M.D.(1)(2)(10) .........           112,345                *
Richard Freeman, M.D.(1)(2)(10) .........           111,786                *

Current Directors and Executive Officers
as a Group (seven persons)...............        38,008,552            46.15

-------------------------------------------------------------
*     Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Includes outstanding shares and shares subject to options exercisable within 60 days. Unless otherwise indicated, the options for shares of Common Stock indicated as owned by the persons named above are exercisable within 60 days.

(2) The percent beneficially owned by any person or group who held options exercisable within 60 days of December 23, 1997 has been calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding.

(3) The business address of such person or entity is 3 Penn Plaza East, Newark, New Jersey 07105.

(4) Includes 24,242,337 shares of Common Stock issued by the Company on February 27, 1997 for failure to meet certain revenue and income thresholds. In the event that the Services Agreement is terminated by BCBSNJ, CW Ventures will have the right to purchase BCBSNJ shares in accordance with the terms of the Stockholders' Agreement.

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

(6) The business address of such person or entity is 1041 Third Avenue, New York, New York 10021.

(7) Includes 7,799,997 shares of Common Stock issuable upon conversion of certain outstanding convertible notes, 25,914,222 shares of Common Stock issued by the Company on February 27, 1997 for failure to meet certain revenue and income thresholds and 166,667 shares of Common Stock issuable upon exercise of the CW Warrants. CW Ventures, II L.P. has sole voting and disposition power over shares owned by it.

(8) Includes 29,817,423 shares directly owned by CW Ventures and 7,799,997 and 166,667 shares of Common Stock issuable upon exercise of the CW Note and the CW Warrants, respectively. Messrs. Channing, Hartman and Weinberg are the general partners of CW Partners, and as such may be deemed to beneficially own such shares and to have shared voting and disposition power over such shares. Messrs. Channing, Hartman and Weinberg disclaim beneficial ownership of such shares except to the extent of their respective direct and indirect partnership interests in CW Ventures.

(9)   The  business  address of such person is 301 Aqua Court,  Naples,  Florida
      34102.

(10) The business address of such person is 485-C Route 1 South, Iselin, New Jersey, 08830

Item 12.  Certain Relationships and Related Transactions

      The Company has entered into a series of transactions with BCBSNJ. In February, 1996, the Company issued the BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of common stock and the issuance of an additional 24,242,337 shares of common stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to BCBSNJ 24,242,337 shares of common stock on February 27, 1997. For further description of the BCBSNJ Note, see "Description of Business - Change in Control." Effective June 13, 1997 the Services Agreement was amended and restated which was attached as exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The First Amendment and Restatement of the Services Agreement requires, among other things, BCBSNJ to pay a monthly "interim payment" based on current enrollment data which is adjusted every April and October. Currently, the Company is receiving approximately $1,000,000 per month as a result of this agreement. However, due to the enrollment adjustments called for in this agreement there can be no assurances that the Company will record revenues at this level for the entire 1998 fiscal year. As of December 23, 1997, BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 50.57% of the outstanding common stock at October 31, 1997. In addition, two of BCBSNJ officers are directors of the Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of BCBSNJ; William Marino, a director of the Company and CHCM, is also a director, President and Chief Executive Officer of BCBSNJ.

      The Company has also entered into a series of transactions with CW Ventures. In February, 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provides for exchange into 7,799,997 shares of common stock and the issuance of an additional 25,914,222 shares of common stock for failure to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to CW Ventures 25,914,222 shares of common stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Change in Control." In February, 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Change in Control." As of December 23, 1997, CW
Ventures is the beneficial owner of 37,784,087 shares of common stock, constituting 45.88% of the outstanding common stock, assuming conversion of the CW Note and exercise of the CW Warrants only. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company, CAHS and CHCM and is also a General Partner of "CW Partners"; Walter Channing, Jr., a director of the Company is also a General Partner of "CW Partners".

      Effective as of June 13, 1997, CW Ventures granted to BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the 'BCBSNJ Option"), as provided in the Option Agreement dated as of June 13, 1997, between CW Ventures and BCBSNJ (the "Option Agreement") which was included as an exhibit to the Company's Form 10QSB for the Quarter ended July 31, 1997 and is incorporated by reference herein. If the fair market value per share of common stock is greater than the exercise price of the BCBSNJ Option on the applicable date of calculation, BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the BCBSNJ Option and receiving a number of shares of common stock according to a formula set forth in the Option Agreement. The BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set forth in the Option Agreement. Because the Company did not achieve certain financial goals, 5,015,619 shares of the BCBSNJ Option are non-exercisable as of October 31, 1997. In addition, exercisability of the BCBSNJ Option may be accelerated in certain circumstances, all as more fully set forth in the Option Agreement. The option was granted by CW Ventures to BCBSNJ in consideration of BCBSNJ's revision of its Services Agreement with the Company, entering into a joint services agreement between BCBSNJ, the Company and an unrelated party and the agreement to guaranty the Summit Bank Credit Agreement (see Note K in the "Notes to the Financial Statements"). The option has been valued at $15,000 which amount will be amortized over the three-year term of the amended Services Agreement.

Item 13.   Exhibits and Reports on Form 10-KSB

   (a)    Exhibits

Exhibit No. Description of Exhibit

2.1 Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to exhibit 2.1 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

2.2 Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to exhibit 2.2 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

3.1       Registrant's Certificate of Incorporation incorporated by reference to exhibit 3.1 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

3.11 Amended and Restated Certificate of Incorporation incorporated by reference to CAI's Registration Statement dated September, 1996.

3.2 Registrant's By-Laws incorporated by reference to exhibit 3.2 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.1 Letter of Intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to exhibit 10.12 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.1(a) December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to exhibit 10.12(a) filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1995.

10.2 Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to exhibit 10.13 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.3 Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to exhibit 10.14 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1995.

10.4 Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to exhibit
          10.15 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5 CW Exchangeable Note incorporated by reference to exhibit 10.16 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6 Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to exhibit 10.17 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7 EHC Exchangeable Note incorporated by reference to exhibit 10.18 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8 Services Agreement dated February 22, 1996 among BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to exhibit 10.19 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9 Stockholders' Agreement dated February 22, 1996 among, EHC, CW Ventures and the Registrant incorporated by reference to exhibit 10.20 filed with CAI's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10 Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to exhibit 10(c) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.11 Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island ("BCBSRI") and CAHS, Inc. incorporated by reference to exhibit 10(a) filed with CAI's Form 10-QSB for the quarter ended July 31, 1997.

10.12 Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc., d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to exhibit 10(d) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.13 Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to exhibit 10(e) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.14 First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and BCBSNJ incorporated by reference to exhibit 10(b) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.15 Credit Agreement among Summit Bank, the Company and BCBSNJ, dated June 13, 1997 incorporated by reference to exhibit 10(f) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.16 Revolving Credit Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to exhibit 10(f)(1) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.17 Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to exhibit 10(f)(2) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.18 Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to exhibit 10(f)(3) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.19 Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and BCBSNJ, of even date therewith incorporated by reference to exhibit 10(a) filed with CAI's Form 10-QSB for the quarter ended April 30, 1997.

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell an independent director of the Company.

10.22 Mutual Release Agreement dated as of January 6, 1998, between the Company and MEDecision, Inc.

10.23 Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to exhibit 10.1 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.24     Agreement  dated as of  January  1, 1995  between  Maine BCBS and CAHS
          incorporated   by   reference   to  exhibit   10.2  filed  with  CAI's
          Registration Statement on Form S-1 (File No. 33-89176).

10.25 Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to exhibit 10.3 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.26 Registrant's 1995 Comprehensive Stock Incentive Plan incorporated by reference to exhibit 4.2 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.27 Registrant's 1996 Stock Option Plan incorporated by reference to CAI's Information Statement dated September, 1996.

10.28 Registrant's 1996 Director Stock Option Plan incorporated by reference to CAI's Information Statement dated September, 1996.

10.29 Option Agreement between CW Ventures and BCBSNJ incorporated by reference to exhibit 5 of Schedule 13(d) of BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30 Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo.

10.31 Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre.

16        Letter regarding  change in accountants,  incorporated by reference to exhibit 16.1 filed on CAI's Form 8-k dated June 6, 1996.

27        Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CareAdvantage, Inc.

                                               (Registrant)

Date: January 29, 1998                         By: /s/Thomas Riley
                                                   -----------------------------
                                               Thomas Riley, President and Chief
                                               Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 29, 1998                         By: /s/Thomas Riley
                                                   -----------------------------
                                               Thomas Riley, President and Chief
                                               Executive Officer, Director
                                               (Principal Executive Officer)

Date: January 29, 1998                         By: /s/David G. DeBoskey
                                                   -----------------------------
                                               David G. DeBoskey, Vice President
                                               Finance (Principal Financial and
                                               Accounting Officer)

Date: January 29, 1998                         By: /s/William J. Marino
                                                   -----------------------------
                                               William J. Marino, Director

Date: January 29, 1998                         By: /s/Robert J. Pures
                                                   -----------------------------
                                               Robert J. Pures, Director

Date: January 29, 1998                         By: /s/Barry Weinberg
                                                   -----------------------------
                                               Barry Weinberg, Director

Date: January 29, 1998                         By: /s/Walter Channing, Jr.
                                                   -----------------------------
                                               Walter Channing, Jr., Director

Date: January 29, 1998                         By: /s/David McDonnell
                                                   -----------------------------
                                               David McDonnell, Director

                               CAREADVANTAGE, INC.

                                     PART II

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-KSB

                   For the Fiscal Year Ended October 31, 1997

                                                                            Page

Included in Part II:

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets at October 31, 1997 and October 31, 1996         F-3

Consolidated Statements of Operations for the years ended October 31, 1997

and October 31, 1996                                                         F-4

Consolidated Statements of Changes in Capital Deficiency for the

years ended October 31, 1997 and October 31, 1996                            F-5

Consolidated Statements of Cash Flows for the years ended October 31, 1997

and October 31, 1996                                                         F-6

Notes to Consolidated Financial Statements                      F-7 through F-18

                     --------------------------------------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of CareAdvantage, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries as at October 31, 1997 and 1996 and the related consolidated statements of operations, capital deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
---------------------------------------
    Richard A. Eisner & Company, LLP

New York, New York
November 21, 1997

CAREADVANTAGE, INC.

Consolidated Balance Sheets


                                                                     October 31,
                                                            ---------------------------
                                                                1997            1996
                                                            -----------     -----------
ASSETS
Current assets:
   Cash and equivalents                                     $  1,038,190    $  1,167,147
   Accounts receivable-stockholder                             1,047,171         833,333
   Accounts receivable-other                                     408,348          90,000
   Other current assets                                          254,688         129,829
                                                            ------------    ------------
        Total current assets                                   2,748,397       2,220,309

Property and equipment, at cost less accumulated
  depreciation (Note D)                                        1,502,712       1,480,746
Intangible assets (Note C)                                     1,649,126       2,080,769
Other assets                                                      80,984          79,184
                                                            ------------    ------------
                                                            $  5,981,219    $  5,861,008
                                                            ============    ============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
   Current portion of long-term debt (Note E)               $    574,778    $    623,472
   Note payable-stockholder (Note A)                           2,000,000       2,000,000
   Accounts payable                                              350,893         569,346
   Due to customer                                                               485,594
   Due to stockholder (Note F)                                    88,705       1,525,694
   Accrued payroll and related benefits                          562,994         512,505
   Accrued expenses and other current liabilities              1,012,691         694,996
   Deferred revenue, current (Note B[2])                         645,160
                                                            ------------    ------------
        Total current liabilities                              5,235,221       6,411,607

Capital lease obligations, less current portion (Note H)         421,813         996,591
Due to stockholder, less current portion (Note F)              1,774,118         435,912
Deferred revenue and other liabilities, less current
  portion (Note B[2])                                            525,979
                                                            ------------    ------------
        Total liabilities                                      7,957,131       7,844,110
                                                            ------------    ------------
Capital deficiency (Note H)
   Preferred stock - par value $.10 per share;
     authorized 10,000,000 shares; none issued
     and outstanding
   Common stock - par value $.01 per share, authorized
     90,000,000 shares; issued and outstanding 74,389,886
     and 24,233,327                                               74,390          24,233
   Additional capital                                         19,640,091      19,690,248
   Accumulated deficit                                       (21,690,393)    (21,697,583)
                                                            ------------    ------------
        Total capital deficiency                              (1,975,912)     (1,983,102)
                                                            ------------    ------------
                                                            $  5,981,219    $  5,861,008
                                                            ============    ============

See notes to financial statements

CAREADVANTAGE, INC.

Consolidated Statements of Operations

                                                       Year Ended October 31,
                                                    ---------------------------
                                                       1997           1996
                                                    -----------    ------------
Net revenues                                        $14,076,637    $ 11,792,157
Cost of services                                      7,936,704       9,584,991
                                                    -----------    ------------
Gross profit                                          6,139,933       2,207,166
                                                    -----------    ------------
Operating expenses:
   Selling general and administrative                 5,277,848       4,487,496
   Depreciation and amortization                        483,620         362,289
   Write-down of intangible assets (Note C)                           1,386,451
   Other costs                                                          724,032
                                                    -----------    ------------
      Total operating expenses                        5,761,468       6,960,268

                                                    -----------    ------------
Interest                                                371,275         581,808
                                                    -----------    ------------
Net income (loss)                                   $     7,190    $ (5,334,910)
                                                    ===========    ============
Net income (loss) per share of common stock
  (Note B[4])                                       $      --      $      (0.08)
                                                    ===========    ============
Weighted average number of common
   shares outstanding (Note B[4])                    74,389,886      65,076,602
                                                    ===========    ============

See notes to financial statements

CAREADVANTAGE, INC.

Consolidated Statements of Capital Deficiency


                                                     Common Stock
                                              -------------------------
                                               Number of      Par Value       Additional      Accumulated        Capital
                                                Shares          Amount         Capital         (Deficit)        Deficiency
                                                ------          ------         -------         ---------        ----------
Balance as of November 1, 1995                41,726,510     $ 41,726        $15,658,333     $(16,362,673)    $   (662,614)
One-for-six reverse stock split              (34,772,092)     (34,772)            34,772
                                              ----------     --------        -----------     ------------     ------------
                                               6,954,418        6,954         15,693,105                          (662,614)
Issuance of common stock and warrants in
   connection with financing transactions
   (Note A)                                    3,903,201        3,903          1,019,093                         1,022,996
Issuance of common stock to employee                 625            1                 (1)
Exchange of BCBSNJ Note for common
   stock (Note A)                             13,375,083       13,375          2,978,051                         2,991,426
Net (loss) for the year ended October 31,
   1996                                                                                        (5,334,910)      (5,334,910)
                                              ----------     --------        -----------     ------------     ------------

Balance as of October 31, 1996                24,233,327       24,233         19,690,248      (21,697,583)      (1,983,102)
Issuance of common stock to BCBSNJ
   and CW Ventures (Notes A and G[1])         50,156,559       50,157            (50,157)
Net income for the year ended October 31,
   1997                                                                                             7,190            7,190
                                              ----------     --------        -----------     ------------     ------------
Balance as of October 31, 1997                74,389,886     $ 74,390        $19,640,091     $(21,690,393)    $ (1,975,912)
                                             ===========     ========        ===========     ============     ============

See notes to financial statements

CAREADVANTAGE, INC.

Consolidated Statements of Cash Flows


                                                                           Year Ended October 31,
                                                                        ---------------------------
                                                                           1997            1996
                                                                        -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                    $     7,190    $(5,334,910)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                     1,033,001      1,208,215
        Write-down of intangible assets                                                  1,386,451
        Expense associated with issuance of warrants and other                             241,539
        Changes in:
           Due to/from customers/stockholders                            (1,116,563)     1,610,446
           Other assets                                                    (126,658)       (52,873)
           Accounts payable                                                (218,453)      (695,873)
           Accrued expenses and other liabilities                           417,307       (932,046)
           Deferred revenue                                               1,121,521
                                                                        -----------    -----------
              Net cash provided by (used in) operating activities         1,117,345     (2,569,051)
                                                                        -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                                    (622,830)       (77,275)
   Acquisition of CHCM (cash proceeds-net of transaction costs)                            783,527
                                                                        -----------    -----------
              Net cash provided by (used in) investing activities          (622,830)       706,252
                                                                        -----------    -----------
Cash flows from financing activities:
   Principal payments under long-term debt                                 (623,472)      (431,525)
   Proceeds from issuance of note payable and CW warrants                                2,000,000
   Net proceeds from issuance of common stock                                              925,000
                                                                        -----------    -----------
              Net cash provided by (used in) financing activities          (623,472)     2,493,475
                                                                        -----------    -----------
Net increase (decrease) in cash                                            (128,957)       630,676
Cash and equivalents - beginning of year                                  1,167,147        536,471
                                                                        -----------    -----------
Cash and equivalents - end of year                                      $ 1,038,190    $ 1,167,147
                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                        $   151,740    $   280,518

See notes to financial statements.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE A - CHANGE IN CONTROL

CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), operates in one business segment, providing health care cost containment services to health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers.

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"). The transactions included the sale to CW Ventures of
(i) 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share for an aggregate of $1,000,000; and (ii) a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "CW Note"). On such date, CW Ventures is required to exchange the note for shares of the Company's common stock absent any events of default, as defined. The CW Note, which is collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 so that the 3,903,201 shares issued to CW Ventures together with the shares issuable upon the exchange of the CW Note would comprise 35% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996 (such percent was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing, the Company issued to CW Ventures for nominal consideration five-year warrants to purchase 166,667 shares of the Company's common stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding common stock).

Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned BCBSNJ subsidiary. Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and BCBSNJ whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for CAHS' $3,600,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 (the "BCBSNJ Note") collateralized by substantially all of the assets of the Company and its subsidiaries. The BCBSNJ Note was originally exchangeable into that number of shares of the Company's common stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted as discussed below. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000 was allocated to the service contract with BCBSNJ (see Note C[1]).

Pursuant to the terms of the CW Note and the BCBSNJ Note, because the Company failed to realize at least $15 million in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, on February 27, 1997, the Company issued 50,156,559 additional shares of common stock resulting in an increase of both BCBSNJ and CW Ventures equity to 45% on a fully diluted basis. As a result, as of October 31, 1996, the Company adjusted the carrying amount of the CHCM purchase of $3,000,000, equal to the consideration received from CW Ventures for its 45% interest in the Company.

The Company, BCBSNJ and CW Ventures are parties to a stockholders' agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for: (i) two designees of CW
Ventures; (ii) two designees of BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. The Stockholders' Agreement prevents the Company from taking certain material actions without BCBSNJ's and/or CW Ventures' or their designated directors' consent.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE A - CHANGE IN CONTROL  (CONTINUED)

Since the Company did not have a sufficient number of authorized but unissued shares of common stock to permit the issuance of the required number of shares upon exchange of the CW Note and the BCBSNJ Note, the stockholders of the Company approved an amendment to the Company Certificate of Incorporation which decreased the authorized shares of common stock to 90,000,000 shares, created a new class of "blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a "one (1) for six (6)" reverse stock split of the Company's outstanding common stock. As a result, and pursuant to the terms of the BCBSNJ Note, the BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of common stock of the Company.

The following unaudited pro forma statement of operations for the year ended October 31, 1996, gives effect to the purchase of CHCM as though such purchase occurred at November 1, 1995, the beginning of the fiscal year.

The pro forma adjustments principally include adjustments to reflect revenue, amortization of the cost of the service agreement, interest expense on the BCBSNJ Note and other expenses assuming that the Company's current agreement with BCBSNJ was effective as of November 1, 1995.

                                                               Year Ended
                                                               October 31,
                                                                   1996
                                                               -----------
      Net revenues                                             $11,668,000
      Net loss                                                  (5,342,000)
      Net loss per share of common stock                          $(.08)
      Weighted average number of common shares outstanding      65,076,602


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Principles of consolidation:

      The consolidated financial statements include the accounts of CAI, and its wholly-owned subsidiary, CAHS and CAHS's wholly-owned subsidiary, CHCM. Significant intercompany accounts and transactions have been eliminated in consolidation. References herein to the "Company" refer to CAI, CAHS and CHCM, collectively.

[2]   Revenue recognition:

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

      (b) Revenue under the partial fixed fee/incentive agreements is initially recognized for the monthly fixed fee component only as services are provided and related costs of services are incurred. Incentives (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2]   Revenue recognition:  (continued)

      (c) Revenue under full risk compensation arrangements is recorded based upon the periodic monthly or quarterly interim payments, adjusted on a quarterly basis to cost and utilization data supplied by the client to assess performance against established targets. Incentives (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

      (d) Revenue under fee-for-service arrangements is recorded for special projects or the review of cases assigned to the Company on a per case or hourly basis.

      As of October 31, 1997 revenue received in connection with the renegotiating of two to the Company's contracts during the year then ended has been deferred over the term of the respective contracts. Additionally, the Company has deferred a portion of fees advanced in connection with a side letter agreement dated March 1, 1997. The agreement provides for additional compensation based on exceeding a certain level of performance. The Company will recognize these fees when earned.

[3]   Depreciation and amortization:

      Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the six year term of the related lease. Intangible assets are amortized over their expected useful lives of 5 to 7 years on the straight-line method. Depreciation and amortization included in cost of services amounted to $549,381 and $845,926 for the years ended October 31, 1997 and 1996, respectively.

[4]   Per share data:

      Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the year adjusted for the 1 for 6 reverse stock split effected in September 1996. Additional shares issued to BCBSNJ in February 1997, pursuant to the terms of the BCBSNJ Note have been included as if outstanding from November 1, 1995, as CHCM's results of operations have been included in the Company's financial statements since April 30, 1995. Additional shares issued to CW Ventures in February 1997 pursuant to the CW Note have been included as if outstanding since February 22, 1996, the date of CW Venture's investment in the Company. Accordingly, net loss per share for the year ended October 31, 1996 has been retroactively restated from the amount previously reported. Common stock equivalents and approximately 7,800,000 shares issuable upon exchange of the CW Venture's convertible note have not been included since they are not dilutive.

      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the first quarter of the Company's 1998 fiscal year. The adoption of SFAS 128 will not have any effect on the computation of net income (loss) per share of common stock.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]   Cash equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents.

[6]   Concentration of credit risk:

      Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company currently markets its services to Blue Cross and Blue Shield companies. The risk associated with this concentration is believed by the Company to be limited due to management's understanding that such entities are well capitalized. Collateral is not required.

[7]   Estimates:

      Preparation of these financial statements in conformity with generally accepted accounting principles require the use of management's estimates. Actual results could differ from such estimates.

      The values of intangible assets are based on management's best estimates of future revenues and cash flows to be derived from such assets.

[8]   Fair value of financial instruments:

      The fair value of financial instruments approximates their carrying amount.

[9]   Major customers:

      Three of the Company's customers accounted for approximately 77% (BCBSNJ), 11% and 6% of net revenues in 1997 and 66% (BCBSNJ), 14% and 12% of net revenues in 1996. The loss of any one of these customers would have a material adverse impact on the Company's business.

[10]  Stock-based compensation:

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note G).

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE C - INTANGIBLE ASSETS

Intangible assets net of accumulated amortization consist of the following:

                                                        October 31,
                                               -----------------------------
                                                   1997             1996
                                               -----------        ----------
          Service agreement                     $  977,780        $1,100,000
          License fees                             400,000           600,000
          Software development cost                271,346           380,769
                                                ----------        ----------
                                                $1,649,126        $2,080,769
                                                ==========        ==========

[1]   Service agreement:

      This amount represents the Company's service agreement with BCBSNJ which was recorded upon the acquisition of CHCM (Note A).

      As a result of management's determination that the Company's obligations under the original Service Agreement between CHCM and BCBSNJ could not be performed on a profitable basis, the Company took a charge of approximately $1,173,000 during the year ended October 31, 1996 for the write-down of the Service Agreement with BCBSNJ based on the present value of estimated future net cash flows. The agreement was amended effective March 1997.

[2]   License agreement:

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

[3]   Software development costs:

      Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $126,923 and $236,816 for the years ended October 31, 1997 and 1996, respectively.

      Both the service agreement write-down and the software development cost write-off charges are reflected in "Write-down of intangible assets" on the consolidated statements of operations for the year ended October 31, 1996.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             October 31,
                                                     --------------------------
                                                         1997          1996
                                                     -----------    -----------
    Computer equipment                               $   706,886    $   360,776
    Furniture and fixtures                               458,815        458,815
    Office machines and telephone equipment              227,284          5,791
    Construction in progress                              34,906
    Leasehold improvements                               104,449        101,631
    Equipment under capital lease, consisting of:
       Computer equipment                                860,042        860,042
       Telephone equipment                               156,385        156,384
       Leasehold improvements                            308,953        308,953
                                                     -----------    -----------
                                                       2,857,720      2,252,392
    Less accumulated depreciation and amortization    (1,355,008)      (771,646)
                                                     -----------    -----------
                                                     $ 1,502,712    $ 1,480,746
                                                     ===========    ===========

Amortization in connection with equipment under capital leases amounted to $326,119 and $361,185 during 1997 and 1996, respectively.


NOTE E - CAPITAL LEASE OBLIGATION

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 1997:

  Fiscal Year Ending
     October 31,
  ------------------
         1998                                                    $   659,388
         1999                                                        440,163
                                                                ------------
      Total minimum lease payments                                 1,099,551
      Less amount representing interest                              102,960
                                                                ------------
      Present value of future net minimum lease payments             996,591
      Less current portion of obligations under capital lease        574,778
                                                                ------------
      Capital lease obligations, net of current portion          $   421,813
                                                                 ===========

The Company's obligations under the Agreement are guaranteed by BCBSNJ.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE F - DUE TO STOCKHOLDER

Amount due to stockholders represents cash advanced under the original service agreement with BCBSNJ in excess of revenues earned. This liability was classified as primarily short term as of October 31, 1996 based on the terms of the Company's original services agreement with BCBSNJ. In connection with the re-negotiation of the amended and restated services agreement with BCBSNJ, which was completed in June 1997, the Company issued a promissory note for the remaining amount due in the approximate amount of $1,863,000 to BCBSNJ with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000.

NOTE G - CAPITAL DEFICIENCY

[1]   Issuance of common stock:

      On January 5, 1997, the Company became contractually obligated to issue CW Ventures and BCBSNJ 25,914,222 and 24,242,337 shares of common stock of the Company, respectively, pursuant to the terms of the CW Note and the BCBSNJ Note. Such shares were issued by the Company to CW Ventures and BCBSNJ on February 27, 1997. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended.

[2]   Preferred stock:

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

[3]   Stock option plans:

      The 1996 Stock Option Plan is administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Stock Option Plan, the Board will select persons to be granted options and will determine the terms of the options, which must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and must have a duration not to exceed ten (10) years. Under the 1996 Stock Option Plan, an aggregate of 10% of the Company's authorized number of shares of common stock or 9,000,000 shares has been reserved for issuance.

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

      Prior to October 1995, the Company granted options to acquire 1,187,725 shares of common stock to officers, employees, directors and consultants under various stock option agreements. Options granted under these agreements are exercisable for a period of up to (10) ten years from date of grant at an exercise price as stated in the agreements.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE G - CAPITAL DEFICIENCY  (CONTINUED)

[3]   Stock option plans:  (continued)

      The following is a summary of stock option activity during the years ended October 31, 1997 and October 31, 1996:

                                                         1997                               1996
                                               -------------------------          -------------------------
                                                                Weighted                           Weighted
                                                                Average                             Average
                                                                Exercise                           Exercise
                                               Shares            Price             Shares            Price
                                               ------            -----             ------            -----
      Outstanding at beginning of period       3,027,919          $1.35           1,187,725           $2.47
      Granted                                                                     2,366,668            1.12
      Cancelled                               (1,175,000)          1.13            (526,474)           3.74
                                               ---------          -----           ---------           -----
      Outstanding at end of period             1,852,919          $1.50           3,027,919           $1.35
                                               =========          =====           =========           =====
      Exercisable at end of period             1,433,476          $1.74           1,539,032           $1.66
                                               =========          =====           =========           =====

      The weighted-average fair value at the date of grant for options granted during the year ended October 31, 1996 was $.33 per option. The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing model utilizing the following assumptions: dividend yield of 0%, volatility of 67.67%, risk-free interest rates ranging from 6.8% to 6.95% and expected life of 10 years.

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net loss for the years ended October 31, 1997 and 1996 would have been approximately ($6,000) and ($5,967,000) or $ - and ($.09) per share, respectively.

      In January 1998, the Company cancelled 433,334 options in exchange for $.02 for each option held.

[4]   Warrants:

      The Company issued 166,667 warrants issued to CW Ventures in connection with the change in control, in the year ended October 31, 1995. Additionally, the Company issued warrants to purchase 50,000 shares of the Company's common stock at the per share price equal to eighty percent of the average closing sales price of the stock for the sixty consecutive business days preceding the date of exercise to one of its vendors. In January 1998, the Company cancelled the 50,000 warrants in exchange for the vendor cancelling the Company's warrant to purchase shares of the vendor's stock.

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE H - INCOME TAX

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             October 31,
                                                     --------------------------
                                                         1997          1996
                                                     -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards                  $ 4,801,000    $ 5,000,000
   Settlements accrued but not paid                       63,000         97,000
   Deferred revenue                                      398,000
                                                     -----------    -----------
                                                     $ 5,262,000    $ 5,097,000
                                                     ===========    ===========
Deferred tax liabilities:
   Excess of book over tax cost basis of fixed
      assets and software costs                      $   524,000    $    94,000
                                                     ===========    ===========
Net deferred tax asset                               $ 4,738,000    $ 5,003,000
Valuation allowance                                   (4,738,000)    (5,003,000)
                                                     -----------    -----------
                                                     $         0    $         0
                                                     ===========    ===========

The Company's deferred tax asset has been fully reserved as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $14,122,000 at October 31, 1997, expiring through 2012. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset decreased approximately $265,000 for the year ended October 31, 1997 and increased by approximately $1,603,000 for the year ended October 31, 1996, respectively.

The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to utilization of the net operating loss carryforward for the year ended October 31, 1997 and no recognition of future tax benefit related to the operating loss for the year ended October 31, 1996.

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Potential uninsured exposure to litigation:

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

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[1]   Potential uninsured exposure to litigation:  (continued)

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

[2]   Termination of employment:

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

[3]   Professional liability:

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

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[4]   Operating leases:

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

      Rent expense for the years ended October 31, 1997, and 1996 was $434,324 and $475,316, respectively.

[5]   Employee benefit plans:

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

      The Company's matching contribution was $92,283 and $55,836 in fiscal years 1997 and 1996, respectively.

      At a special meeting of the Board of Directors on December 19, 1995, the directors approved the full vesting in the Company's 401(k) profit-sharing/savings plan for all employees of the Company as of closing date of the bridge financing of CW Ventures.

      Effective October 29, 1997 the Company  established under Internal Revenue
      Section 125 a cafeteria plan whereby employees may choose between cash and qualified benefits. Additionally, this plan allows employees to pay all or a portion of their premiums with pre-tax dollars. The Company offers a wide variety of health and welfare benefits which the employee can purchase using flexible benefit credits.

[6]   Settlement agreement:

      Effective April 4, 1996, a settlement agreement was reached between an employee and CAHS and was guaranteed by the Company. The employee voluntarily resigned from his employment effective April 11, 1996. In connection therewith, CAHS and the Company agreed to payments settling all claims aggregating $592,500. The charge was included in other costs for the year ended October 31, 1995. The Company paid all payments required under the settlement agreement on October 29, 1996.

NOTE J - SHAREHOLDER OPTION AGREEMENT

Effective as of June 13, 1997, CW Ventures granted to BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the 'BCBSNJ Option"), as provided in the Option Agreement dated as of June 13, 1997, between CW Ventures and BCBSNJ (the "Option Agreement"). If the fair market value per share of common stock is greater than the exercise price of the BCBSNJ Option on the applicable date of calculation, BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the BCBSNJ Option and receiving a number of shares of common stock according to a formula set forth in the Option Agreement. The BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set forth in the Option Agreement. In addition, exercisability of the BCBSNJ Option may be accelerated in certain circumstances, all as more fully set forth in the Option Agreement. The option was granted by CW Ventures

CAREADVANTAGE, INC.

Notes to Consolidated Financial Statements
October 31, 1997 and 1996

NOTE J - SHAREHOLDER OPTION AGREEMENT (CONTINUED)

to BCBSNJ in consideration of BCBSNJ's revision of its Services Agreement with the Company, entering into a joint services agreement between BCBSNJ, the Company and an unrelated party and the agreement to guaranty the Summit Bank Credit Agreement (see Note K). The option has been valued at $15,000 which amount will be amortized over the three-year term of the amended Services Agreement.

NOTE K - ESTABLISHMENT OF CREDIT FACILITY

In June 1997, the Company entered into an agreement (the "Credit Agreement") with Summit Bank, and BCBSNJ, as guarantor. The Credit Agreement provides for a working capital facility in the amount of $1,500,000 and a term loan in the amount of $1,500,000. The Company's obligations under the Credit Agreement are guaranteed by BCBSNJ, a principal stockholder of the Company, according to the Guaranty Agreement and are secured by pledged U.S. agency securities of BCBSNJ according to the Pledge Agreement. The working capital and term loan facilities bear interest at a 30, 60, or 90-day Libo rate, plus 45 and 50 basis points, respectively, with an option to convert to a base/prime rate. The term loan matures on June 30, 2000 and the working capital facility matures in 360 days (one year). As of October 31, 1997 there were no amounts due under this agreement.