Form 10QSB
period 1998-01-31
CAREADVANTAGE INC
filed 1998-03-18
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

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

       Registrant's telephone number, including area code: (732) 602-7000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No ___

                                   74,389,886

        Number of shares of Common Stock outstanding as of March 17, 1998

                  Transitional Small Business Disclosure Format

                                  Yes X   No ___


                           This is Page 1 of 12 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

                                                   January 31,
                                                      1998          October 31,
                                                   (unaudited)         1997*
                                                   -----------      ----------
ASSETS

Current assets:
Cash and cash equivalents                         $  1,311,586     $  1,038,190
Accounts receivable-stockholder                      1,006,947        1,047,171
Accounts receivable-other                              547,994          408,348
Other current assets                                   239,289          254,688
                                                  ------------     ------------
Total current assets                                 3,105,816        2,748,397

Property and equipment, at cost less
accumulated depreciation                             1,711,850        1,502,712
Intangible assets (net)                              1,538,751        1,649,126
Other assets                                            96,551           80,984
                                                  ------------     ------------
Total assets                                      $  6,452,968     $  5,981,219
                                                  ============     ============

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
Current portion of long-term debt                 $    591,395     $    574,778
Note payable-stockholder                             2,000,000        2,000,000
Accounts payable-trade                                 640,315          350,893
Due to stockholder                                     354,820           88,705
Accrued salaries and employee benefits                 449,940          562,994
Accrued expenses and other current
liabilities (Note E)                                   724,385          871,844
Deferred revenue, current (Note F)                   1,229,961          786,007
                                                  ------------     ------------
Total current liabilities                            5,990,816        5,235,221

Capital lease obligations, less current
portion                                                267,584          421,813
Due to stockholder, less current portion             1,508,003        1,774,118
Deferred revenue and other long-term
liabilities                                            423,552          525,979
                                                  ------------     ------------
Total liabilities                                    8,189,955        7,957,131
                                                  ------------     ------------

Capital deficiency:
Preferred  stock-par value $.10 per share;
authorized  10,000,000 Shares; none
issued  and  outstanding
Common stock-par  value  $.01 per  share;
authorized 90,000,000 Shares; issued
and outstanding 74,389,886 and 74,389,886               74,390           74,390
Additional capital                                  19,640,587       19,640,091

Accumulated deficit                                (21,451,964)     (21,690,393)
                                                  ------------     ------------
Total capital deficiency                            (1,736,987)      (1,975,912)
                                                  ------------     ------------
Total liabilities and capital deficiency          $  6,452,968     $  5,981,219
                                                  ============     ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Three Months Ended
                                                            January 31,
                                                        ------------------
                                                      1998             1997*
                                                      ----             -----
Net revenues                                      $ 4,002,429      $  2,369,301

Costs of services                                   2,026,738         2,042,758
                                                  -----------      ------------
Gross margin                                        1,975,691           326,543
                                                  -----------      ------------

Operating expenses:

Selling, general and administration                 1,536,571         1,482,772
Depreciation and amortization                         127,618           118,018
                                                  -----------      ------------
Total operating expenses                            1,664,189         1,600,790
                                                  -----------      ------------
Operating income (loss)                               311,502        (1,274,247)

Interest                                               73,073            76,203
                                                  -----------      ------------
Net income (loss)                                 $   238,429      ($ 1,350,450)
                                                  ===========      ============

Basic and diluted income (loss)
per share of common stock                         $       .00      ($       .02)
                                                  ===========      ============
Weighted average number of common
shares outstanding-basic and diluted
income (loss) per share                            74,389,886        74,389,886
                                                  ===========      ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                              January 31,
                                                          ------------------
                                                         1998           1997*
                                                         ----           -----
Operating activities:

Net profit (loss)                                   $   238,429     ($1,350,450)

Adjustments to reconcile net profit
(loss) to net cash provided from (used by):

Operating activities:

Depreciation and amortization                           262,190         256,565

Change in assets and liabilities:

Due to/from customers/stockholders                      (99,421)        374,360
Other assets                                               (168)         42,848
Accounts payable                                        289,422        (177,029)
Accrued expenses and other liabilities                 (260,018)        208,970
Deferred revenue                                        341,527               0
                                                    -----------     -----------
Cash provided from (used by)
operating activities                                    771,961        (644,736)
                                                    -----------     -----------
Investing activities:

Capital expenditures                                   (360,953)        (23,526)
                                                    -----------     -----------
Cash provided from (used by) investing
activities                                             (360,953)        (23,526)
                                                    -----------     -----------
Financing activities:

Principal payments under long-term debt                (137,612)       (233,407)
                                                    -----------     -----------
Cash provided from (used by) financing
activities                                             (137,612)       (233,407)
                                                    -----------     -----------
Net increase (decrease) in cash                         273,396        (901,669)

Cash - beginning of fiscal year                       1,038,190       1,167,147
                                                    -----------     -----------
Cash - end of period                                $ 1,311,586     $   265,478
                                                    ===========     ===========

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS-JANUARY 31, 1998
                                   (UNAUDITED)

CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to the statewide Blue Cross/Blue Shield health service organizations of Rhode Island, Maine, Vermont, New Jersey, and in 1998 New York (a division of New York Care Plus Insurance Company, Inc.).

Note A--Basis of preparation:

The consolidated financial statements have been prepared by CAI and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position and January 31, 1998 results of operations and cash flows for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1997 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1998. The results of operations for the period ended January 31, 1998 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the period adjusted for the 1 for 6 reverse stock split effected in September 1996. Additional shares issued to BCBSNJ in February 1997, pursuant to the terms of the BCBSNJ Note have been included as if outstanding from November 1, 1996, as CHCM's results of operations have been included in the Company's financial statements since April 30, 1995. Additional shares issued to CW Ventures in February 1997 pursuant to the CW Note have been included as if outstanding since February 22, 1996, the date CW Venture's investment in the Campany. Common stock equivalents and approximately 7,800,000 shares issuable upon exchange of the CW Venture's convertible note have not been included since they are not dilutive.

The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic as diluted income per share. The impact on the per share amounts previously reported was not significant.

Note C--Contingencies:

Termination of employment:

A former Medical Director of CAHS had asserted a claim against the Company. The former Medical Director was employed from September 1995 through May 1996 when he voluntarily resigned, allegedly due to a change of control of the Company in February 1996. He contended that he was entitled to: (i) a severance payment equal to one year annual base compensation ($190,000); and (ii) vesting in 75,000 qualified stock options at a strike price of $1.25 per share. The former Medical Director based his claim on an executed written agreement drafted by a placement firm, which memorializes some, but not all, of the terms and conditions of his employment. The Company contested this matter on the grounds that the former Medical Director (i) is not entitled to severance; and (ii) has no entitlement to stock options as the plan was never approved by the shareholders. The former Medical Director alleged claims of breach of contract and promissory estoppel. The parties have agreed to submit this claim to arbitration before the American Arbitration Association in an effort to amicably resolve this matter prior to litigation. Effective February 9, 1998, the Company entered into a settlement agreement with this former employee. Under the terms of this settlement agreement the Company has paid a sum of $110,000 ("the Settlement Amount") subject to deductions for payroll taxes as required by federal law and the State of Connecticut.

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

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS-JANUARY 31, 1998
                                   (UNAUDITED)

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

On  or  about   January  16,  1998,  an  action   entitled  Mary   DeStefano  v.
CareAdvantage, Inc., Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Law Division of the Superior Court of New Jersey in Middlesex County. The complaint alleges (i) that the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) that the Company violated the New Jersey Wiretapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. The Company, based upon advice of its counsel, has insufficient information, at present, to evaluate its potential exposure, if any, in this, litigation.

Note D:--Supplemental Cash Flow Information

     Below is supplemental cash flow information related to the three months ended January 31, 1998 and 1997:

                                                              January 31,
                                                        ----------------------
                                                        1998              1997
                                                        ----              ----
Income Taxes Paid                                          0                 0
Interest Paid, IBM capital lease obligations          26,888            40,770

                               CAREADVANTAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS-JANUARY 31, 1998
                                   (UNAUDITED)

Note E--Accrued expenses and other current liabilities:

     Accrued expenses and other current liabilities consist of the following at January 31, 1998 and October 31, 1997:

                                           January 31, 1998     October 31, 1997
                                           ----------------     ----------------
Accrued Interest                                391,566              329,626

Accrued Professional Fees                        33,766              125,000

Other accrued expenses                          299,053              417,218
                                                -------              -------
Total                                           724,385              871,844
                                                =======              =======

Note F-- Deferred Revenue:

     As of January 31, 1998 revenue received in connection with the renegotiating of two of the Company's contracts during the prior fiscal year ended October 31,1997 has been deferred over the term of the respective contracts. Additionally, the Company has deferred a portion of fees advanced in connection with a joint service agreement. The agreement provides for additional compensation based on exceeding a certain level of performance. The Company will recognize these fees when earned.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General developments of business:

Certain statements in this Form 10QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements is reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company.

For fiscal years prior to 1997, the Company has experienced significant operating losses on a consolidated basis, and has a working capital deficit at January 31, 1998 of approximately $2,885,000, a capital deficiency of approximately $1,737,000 and an accumulated deficit of approximately $21,452,000 since its inception. By continuing to provide high quality care cost containment services to its existing customer base of BCBS plans and pursuant to the joint service agreement with Allied Health Group, Inc., management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

                                                Three Months Ended
                                                ------------------
                                      January 31, 1998       January 31, 1997
                                      ----------------       ----------------
                                     Amount     Percent     Amount      Percent
                                     ------     -------     ------      -------
Net revenues:

Revenues from fixed fee
  arrangements                     $3,802,814     95%      $2,289,301     97%

Revenues from performance -
  based arrangements                  195,855      5%          80,000      3%

Other revenues                          3,760      0%               0      0%
                                   ----------    ---       ----------    ---
Total revenues                     $4,002,429    100%      $2,369,301    100%
                                   ==========    ===       ==========    ===

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself. While management believes its estimated performance-based revenues contained in reported revenues for the three months ended January 31, 1998 are accurate based upon the data available to management.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues:

Net revenues for the three months ended January 31, 1998 and 1997 were approximately $4,002,000 and $2,369,000, respectively, representing an increase of approximately $1,633,000. This increase is largely due to increased revenue from one of the Company's major customers/(stockholders) as a result of its re-negotiation of the contract on terms more favorable to the Company of approximately $1,300,000. Additionally, the Company has entered into a joint services agreement with Allied Health Group, Inc., which has contributed approximately $245,000 to the Company's improved revenue position for the three months ended January 31, 1998.

Revenues from at-risk performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract, as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

Cost of services:

Cost of services for the three months ended January 31, 1998 and 1997 were approximately $2,027,000 and $2,043,000, respectively, representing a decrease of approximately $16,000. This decrease in the cost of services was due to decreases/(increases) in personnel costs of approximately $27,000, professional and consulting costs of approximately ($51,000), information and communication costs of approximately $39,000, travel costs of approximately ($19,000), depreciation and amortization allocations of approximately $4,000 and other costs of approximately $16,000 for the three month periods ended January 31, 1998 compared with the three months ended January 31, 1997.

Operating expenses:

Selling, general and administrative:

Selling, general and administrative costs for the three months ended January 31, 1998 and 1997 were approximately $1,537,000 and $1,483,000, respectively, representing an increase of approximately $54,000. This increase is due to (increases)/decreases in personnel costs of approximately $128,000, facility costs of approximately $17,000, travel costs of approximately ($3,000), information and communication costs of approximately ($19,000), professional and consulting costs of approximately ($134,000) and general and administrative costs of approximately ($44,000) for the three month period ended January 31, 1998 compared with the three months ended January 31, 1997.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs.

Depreciation and amortization:

Depreciation and amortization costs for the three months ended January 31, 1998 and 1997 were approximately $262,190, and 257,000, respectively, of which approximately $135,000 and $139,000 were included in cost of services, respectively.

Interest expense:

Net interest expense for the three months ended January 31, 1998 and 1997 was approximately $73,000 and $76,000, respectively, representing a decrease of approximately $3,000. This decrease is due to a reduction in interest related to the Company's master lease agreement with IBM Credit Corporation, mostly offset

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

by   increased    interest    related   to   a   promissory   note   between   a
customer/stockholder and the Company, calling for equal payments of principal and interest commencing in October 1998.

Net incme from operations:

Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely effect the operations of the Company. Further, during fiscal year 1997, the Company re-negotiated two (2) of its key contracts and executed a joint service agreement with Allied Health Group, Inc., and an additional agreement with New York Care Plus Insurance Company, Inc., all of which management anticipates will generate positive operating cash flows and results of operations during fiscal year 1998.

Financial condition:

Liquidity and Capital Resources:

At January 31, 1998, the Company had cash of approximately $1,312,000 and a working capital deficiency of approximately $2,885,000. At October 31, 1997, the Company had cash of approximately $1,038,000 and a working capital deficiency of approximately $2,487,000. The increase in working capital deficiency of approximately $398,000 is due to the Company's ability to generate cash flows from operations during the three month period ended January 31, 1998, offset by the reclassification of notes payable in the approximate amount of $266,000 as a current liability, as well as an increase in deferred revenue of approximately $444,000 related to a joint service agreement with a customer; whereby additional revenue is earned for meeting certain performance targets, and accordingly such performance revenue will be recognized when earned.

Net cash provided/(used) from operating activities amounted to approximately $772,000 and (645,000) for the three month periods ended January 31, 1998 and 1997, respectively. This improvement is primarily due to the increased operating income generated during the first quarter of fiscal year 1998.

Net cash used in investing activities amounted to approximately ($361,000) and ($24,000) for the three month periods ended January 31, 1998 and 1997, respectively. The increase in cash (used) of approximately ($337,000) is due to increased capital outlays for computer related equipment incurred during the current fiscal year of approximately ($337,000).

Net cash used in financing activities amounted to approximately ($138,000) and ($233,000) for the three month periods ended January 31, 1998 and 1997, respectively. The decrease in cash (used) of approximately ($95,000) is largely due to decreased principal payments related to a note payable issued to one of the Company's vendors of approximately ($126,000) which was retired during the prior fiscal year, offset in part by increased principal payments related to the master lease agreement with IBM Credit Corporation of approximately $15,000.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under the Summit Bank Credit Agreement will provide adequate capital resources to support the Company's anticipated cash needs for the balance of the fiscal year which ends on October 31, 1998. This projection assumes that the Company's operations and revenues will continue at their current levels.

Financing:

Amounts payable pursuant to long-term financing arrangements as of January 31, 1998 were approximately $859,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years expiring in 1999, and bears interest at 11.39% per annum. Blue Cross and Blue Shield of New New Jersey, Inc. ("BCBSNJ"), guarantee the Company's obligations under this Master Lease arrangement

In connection with the re-negotiation of the amended and restated service agreement with BCBSNJ, which was completed in June 1997, the Company issued a promissory note in the approximate amount of $1,863,000 to BCBSNJ with interest accruing beginning in April 1997 and equal monthly payments of principal and

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

interest commencing on October 1, 1998. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, such amounts are expected by management to be funded through operations and no outside financing is anticipated for this obligation.

The Company has a $2,000,000 principal amount 8% Exchangeable Note maturing on June 30, 1998 due to CW Ventures. On such date, CW Ventures is required to exchange the CW Note for shares of the Company's common stock absent of any events of default, as defined.

As of January 31, 1998, the Company had $3.0 million of available credit under the Summit Revolving Credit Agreement.

Future financing needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional software and computer hardware costs during the second, third, and fourth quarter of fiscal 1998 of approximately $500,000. Such costs are expected to be financed with the future operating cash flows of the Company. However, the Company may draw down the term loan from Summit Bank (which was discussed in the Company's 10-QSB for the quarter ended April 30, 1997 and included as Exhibit No. 10(f) thereto and is incorporated by reference herein), of which 1.5 million was available at January 31, 1998. The remaining balance under the Summit Bank credit facility is $1.5 million, which is available as a revolving credit line and is to be used for general working capital needs, resulting in an aggregate facility amount of $3.0 million.

Item 1. Legal proceedings

Termination of employment:

A former Medical Director of CAHS has asserted a claim against the Company, which was discussed in the Company's Form 10-KSB for the year, ended October 31, 1997. Effective February 9, 1998, the Company entered into a settlement agreement with this former employee. Under the terms of this settlement agreement the Company has paid a sum of $110,000 ("the Settlement Amount") subject to deductions for payroll taxes as required by federal law and the State of Connecticut.

Potential uninsured exposure to litigation:

On  or  about   January  16,  1998,  an  action   entitled  Mary   DeStefano  v.
CareAdvantage, Inc., Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Law Division of the Superior Court of New Jersey in Middlesex County. The complaint alleges (i) that the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) that the Company violated the New Jersey Wiretapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. The Company, based upon advice of its counsel, has insufficient information, at present, to evaluate its potential exposure, if any, in this, litigation.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27--Financial Data Schedule

Reports on Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CareAdvantage, Inc

March 17, 1998                        /s/ Thomas P. Riley
                                      ------------------------------------------
                                      Thomas P. Riley
                                      President and Chief Executive Officer

March 17, 1998                        /s/ David G. DeBoskey
                                      ------------------------------------------
                                      David G. DeBoskey
                                      Principal Financial and Accounting Officer