Form 10QSB
period 1998-04-30
CAREADVANTAGE INC
filed 1998-06-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

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

                                    Yes __X__      No ____

                                   74,389,886
        Number of shares of Common Stock outstanding as of June 15, 1998

                  Transitional Small Business Disclosure Format
                                   Yes X No__

                           This is Page 1 of 12 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                               April 30,
                                                       1998         October 31,
                                                    (unaudited)        1997*
                                                    -----------        -----

Current assets:
Cash and cash equivalents                          $  1,786,650    $  1,038,190
Accounts receivable-stockholder                       1,048,973       1,047,171
Accounts receivable-other                               608,086         408,348
Other current assets                                    328,219         254,688
                                                   ------------    ------------
Total current assets                                  3,771,928       2,748,397

Property and equipment, at cost less
Accumulated depreciation                              1,727,356       1,502,712
Intangible assets (net)                               1,438,507       1,649,126
Other assets                                             91,059          80,984
                                                   ------------    ------------
Total assets                                       $  7,028,850    $  5,981,219
                                                   ============    ============

LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
Current portion of long-term debt                  $    608,493    $    574,778
Note payable-stockholder                              2,000,000       2,000,000
Accounts payable-trade                                  402,230         350,893
Due to stockholder                                      620,935          88,705
Accrued salaries and employee benefits                  752,401         562,994
Accrued expenses and other current
  liabilities (Note E)                                  588,728         871,844
Deferred revenue, current (Note F)                    1,654,173         786,007
                                                   ------------    ------------
Total current liabilities                             6,626,960       5,235,221

Capital lease obligations, less current
  portion                                               108,898         421,813
Due to stockholder, less current portion              1,241,888       1,774,118
Deferred revenue and other long-term
  liabilities                                           321,621         525,979
                                                   ------------    ------------
Total liabilities                                     8,299,367       7,957,131
                                                   ------------    ------------
Capital deficiency:
Preferred  stock-par value $.10 per share;
authorized  10,000,000 Shares;  none
issued  and  outstanding  Common  stock-par
value  $.01 per  share;  authorized
90,000,000 Shares; issued
and outstanding 74,389,886 and 74,389,886                74,390          74,390
Additional capital                                   19,640,586      19,640,091

Accumulated deficit                                 (20,985,493)    (21,690,393)
                                                   ------------    ------------
Total capital deficiency                             (1,270,517)     (1,975,912)
                                                   ------------    ------------
Total liabilities and capital deficiency           $  7,028,850    $  5,981,219
                                                   ============    ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended        Six Months Ended
                                                        April 30,                 April 30,

                                                  1998          1997*        1998          1997*
                                                  ----          ----         ----          ----
Net revenues                                  $ 4,194,640   $ 3,966,096   $ 8,197,069   $  6,335,397
Costs of services                               1,995,822     1,931,271     4,022,559      3,957,952
                                              -----------   -----------   -----------   ------------
Gross margin                                    2,198,818     2,034,825     4,174,510      2,377,445

Operating expenses:
Selling, general and administration             1,516,636     1,240,347     3,052,943      2,739,197
Depreciation and amortization                     152,035       123,931       279,917        241,950
                                              -----------   -----------   -----------   ------------
Total operating expenses                        1,668,671     1,364,278     3,332,860      2,981,147
                                              -----------   -----------   -----------   ------------
Operating income(loss)                            530,147       670,547       841,650       (603,702)
Interest                                           63,677        65,730       136,750        141,932
                                              -----------   -----------   -----------   ------------
Net income (loss)                             $   466,470   $   604,817   $   704,900   ($   745,634)
                                              ===========   ===========   ===========   ============
Pro forma net income (loss)
per share of common stock-basic and diluted   $       .01   $       .01   $       .01   ($       .01)
                                              ===========   ===========   ===========   ============
Pro forma weighted average number
of common shares outstanding                   74,389,886    74,389,886    74,389,886     74,389,886
                                              ===========   ===========   ===========   ============


           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                             April 30,
                                                       --------------------
                                                       1998           1997*
                                                       ----           -----

Cash flows from operating activities:

Net profit (loss)                                   $   704,900     ($  745,634)

Adjustments  to reconcile  net profit
(loss) to net cash provided from (used by) operating activities:

Depreciation and amortization                           548,532         514,805

Change in assets and liabilities:

Due to/from customers/stockholders                     (201,539)     (1,406,842)
Other assets                                            (83,607)        (62,511)
Accounts payable                                         51,337        (184,536)
Accrued expenses and other liabilities                 (234,557)      1,498,486
Deferred revenue                                        805,071               0
                                                    -----------     -----------
Net cash provided from (used by)
operating activities                                  1,590,137        (386,232)
                                                    -----------     -----------
Cash flows from investing activities:

Capital expenditures                                   (562,476)       (273,667)
                                                    -----------     -----------
Net cash provided from (used by) investing
activities                                             (562,476)       (273,667)
                                                    -----------     -----------

Cash flows from financing activities:

Principal payments under long-term debt                (279,201)       (359,741)
                                                    -----------     -----------
Net cash provided from (used by) financing
activities                                             (279,201)       (359,741)
                                                    -----------     -----------
Net increase (decrease) in cash                         748,460      (1,019,640)

Cash - beginning of fiscal year                       1,038,190       1,167,147
                                                    -----------     -----------
Cash - end of period                                $ 1,786,650     $   147,507
                                                    ===========     ===========

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UANUDITED)

CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to the Blue Cross/Blue Shield health service organizations operating in all or a portion of the following states: Rhode Island, Maine, Vermont, New Jersey, and in 1998 New York (a division of New York Care Plus Insurance Company, Inc).

Note A--Basis of preparation:

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1997 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1998. The results of operations for the period ended April 30, 1998 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the periods. Additional shares issued to Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") in February 1997 pursuant to the terms of the promissory note by CAHS in favor of BCBSNJ (as assignee of Enterprise Holding Co., Inc.) dated February 22, 1996 have been included as if outstanding from November 1, 1996. The operations of the business of CHCM purchased by the Company from BCBSNJ have been included in the Company's financial statements since April 30, 1995. Additional shares issued to CW Ventures II, L.P. ("CW Ventures") in February 1997 pursuant to the promissory note by CAHS in favor of CW Ventures, dated February 22, 1996 (the "CW Note"), have been included as if outstanding since February 22, 1996, the date of CW Ventures' investment in the Company. Common stock equivalents and approximately 7,800,000 shares issuable upon exchange of the CW Note have not been included since they are not dilutive.

The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income (loss) per share. The impact on the per share amounts previously reported was not significant.

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

                               CAREADVANTAGE, INC.

                    NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

Under the terms of this settlement agreement the Company has paid a sum of $110,000 subject to deductions for payroll taxes as required by federal law and the State of Connecticut.

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

Potential uninsured exposure to litigation:

      1. On or about March 22, 1996, an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demands a variety of money damages, as well as punitive damages, against both defendants. The complaint also contains a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, has filed a third party lawsuit against Mr. Bodino's surgeon and the admitting hospital, and has denied liability in all respects and has specifically denied that the policy purchased by Mr. Bodino covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment as to all claims. Mr. Bodino, the surgeon and the admitting hospital have filed cross-motions for summary judgment against BCBSNJ and CHCM as to all claims. Presently, all motions for summary judgment are returnable for hearing on June 26, 1998. The Company, based upon the advice of its counsel, has insufficient information, at present, to evaluate CHCM's potential exposure, if any, in this litigation.

      At the time of the events underlying the Bodino Action, CHCM was a subsidiary of BCBSNJ and had been engaged by the Company and CAHS, to provide certain staff and assistance to CAHS in support of CAHS's obligation to provide specified services for BCBSNJ, all in accordance with the terms of an Interim Services Agreement dated as of April 1, 1995 by and among BCBSNJ, CHCM, the Company and CAHS (the "Interim Services Agreement"). By letter dated February 15, 1996, counsel for Mr. Bodino gave written notice to CHCM contesting the denial of coverage and threatening litigation against CHCM and BCBSNJ. The Company and CAHS purchased CHCM on February 22, 1996. The Company did not maintain insurance coverage that would cover claims against BCBSNJ or CHCM arising from events occurring prior to February 22, 1996, which might constitute a breach under the Interim Services Agreement. The Company has been informed by BCBSNJ that BCBSNJ has notified its carrier of the claim and the carrier has advised BCBSNJ that certain policy exclusions may be applicable to preclude coverage for the claimed damages, either in whole or in part. BCBSNJ has further asserted that it does not believe any such exclusions are applicable and that it has furnished additional information to the carrier in support of its position. The Company, based upon the advice of counsel, is not presently able to determine whether the Bodino Action might result in any loss to the Company or CHCM and, if so, whether any such loss would be material.

      There have been discussions among the parties as to their respective responsibilities if BCBSNJ or CHCM are found liable in or choose to settle the Bodino Action. These discussions resulted in a settlement offer by BCBSNJ to the Company and CAHS, whereby BCBSNJ would accept responsibility for any liability of BCBSNJ and CHCM, except for retention of an amount not to exceed $50,000. The Company and CAHS are willing to accept this offer, subject to preparation of documents acceptable to all parties.

                               CAREADVANTAGE, INC.

                    NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

      However, there can be no assurances that such documents will be acceptable and that any settlement among the parties will be reached.

2. On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Law Division of the Superior Court of New Jersey in Middlesex County. The complaint alleges (i) that the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) that the Company violated the New Jersey Wiretapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. The Company is in the process of requesting director and officer insurance coverage for Mr. Riley's alleged actions. It does not appear that the Company maintained insurance to cover the Company or the other defendants in this matter. The Company, based upon advice of its counsel, has insufficient information, at present, to evaluate its potential exposure, if any, in this, litigation.

Note D: --Supplemental Cash Flow Information

Below is supplemental cash flow information related to the six- months ended April 30, 1998 and 1997:

                                                              April 30,
                                                     -------------------------
                                                     1998                 1997
                                                     ----                 ----

Income Taxes Paid                                       0                    0

Interest Paid, IBM capital lease obligations       50,145               79,282

Note E--Accrued expenses and other current liabilities:

 Accrued expenses and other current liabilities consist of the following at April 30, 1998 and October 31, 1997:

                                       April 30, 1998          October 31, 1997
                                       --------------          ----------------
Accrued Interest                              452,248                   329,626

Accrued Professional Fees                      69,099                   125,000

Other accrued expenses                         67,381                   417,218
                                            ---------                   -------

Total                                         588,728                   871,844
                                              =======                   =======

Note F-- Deferred Revenue:

As of April 30, 1998 revenue received in connection with the renegotiation of two of the Company's contracts during the prior fiscal year ended October 31,1997 has been deferred over the term of the respective contracts. Additionally, the Company has deferred a portion of fees advanced in connection with a joint service agreement. The agreement provides for additional compensation based on exceeding a certain level of performance. The Company will recognize these fees when earned.

                               CAREADVANTAGE, INC.

         MANAGEMENT'S DISUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General developments of business:

Certain statements in this Form 10QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company.

For fiscal years prior to 1997, the Company has experienced significant operating losses on a consolidated basis. At April 30, 1998, the Company had a working capital deficit of approximately $2,855,000, a capital deficiency of approximately $1,271,000 and an accumulated deficit of approximately $20,985,000 since its inception. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans and pursuant to the joint service agreement with Allied Health Group, Inc., management believes it can continue to market its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complimentary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

      Net revenues:

                                                   Six Months Ended
                                        ----------------------------------------
                                         April 30, 1998        April 30, 1997*
                                        ------------------    ------------------
                                        Amount     Percent    Amount     Percent
                                        ------     -------    ------     -------
Revenues from fixed fee
  arrangements                        $7,795,000     95%    $5,999,000     95%

Revenues from performance-
   based arrangements                    396,000      5%       314,000      5%

Other revenues                             6,000      0%        22,000      0%
                                      ----------    ---     ----------    ---
Total revenues                        $8,197,000    100%    $6,335,000    100%
                                      ==========    ===     ==========    ===

           *Reclassified to conform to current period classification.

                               CAREADVANTAGE, INC.

         MANAGEMENT'S DISUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting of its revenues, including, in some cases, the re-negotiation of the contract itself. Management believes its estimated performance-based revenues contained in reported revenues for the three months ended April 30, 1998 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues:

Net revenue for the three and six month periods ended April 30, 1998 was approximately $4,195,000 and $8,197,000, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of approximately $3,966,000 and $6,335,000. This represents increases of approximately $229,000 and $1,862,000 for the three and six month periods ended April 30, 1998, respectively. This increase is due largely to increased revenue from one of the Company's major customer-stockholders as a result of its re-negotiation of the contract on terms more favorable to the Company. Additionally, the Company has entered into a joint services agreement with Allied Health Group, Inc., which has contributed approximately $591,000 to the Company's improved revenue position for the six months ended April 30, 1998.

Revenues from at-risk performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract, as savings opportunities are the greatest. Revenues decline thereafter, as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

Cost of services:

Cost of services for the three and six month periods ended April 30, 1998 was approximately $1,996,000 and $4,023,000, respectively, compared to $1,931,000 and $3,958,000 in the corresponding periods of the prior fiscal year. This represents an increase of approximately $65,000 and $65,000 for the three and six month periods ended April 30, 1998, respectively. This increase in the cost of services for six month period ended April 30, 1998 was due to (increases)/decreases in personnel costs of approximately ($95,000), professional and consulting costs of approximately ($29,000), information and communication costs of approximately $36,000, travel costs of approximately $19,000, and depreciation and amortization allocations of approximately $4,000 for the six month period ended April 30, 1998 compared with the six months ended April 30, 1997.

Operating expenses:

Selling, general and administrative:

Selling, general, and administrative costs for the three and six month periods ended April 30, 1998 were approximately $1,517,000 and $3,053,000, respectively, compared to $1,240,000 and $2,739,000 in the corresponding periods of the prior fiscal year. This represents increases of approximately $277,000 and $314,000 for the three and six month periods ended April 30, 1998, respectively. This increase for the six month period ended April 30, 1998 is due to (increases)/decreases in personnel costs of approximately ($57,000), facility costs of approximately $15,000, travel costs of approximately ($17,000), information and communication costs of approximately ($59,000), professional and consulting costs of approximately ($178,000), and general and administrative costs of approximately ($18,000) for the six month period ended April 30, 1998 compared with the six months ended April 30, 1997.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs.

                               CAREADVANTAGE, INC.

         MANAGEMENT'S DISUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Depreciation and amortization:

Depreciation and amortization costs for the three and six month periods ended April 30, 1998 were approximately $286,000 and $549,000 respectively, compared to $258,000 and $515,000 in the corresponding period of the prior fiscal year. Approximately $134,000 and $269,000 and $134,000 and $273,000, respectively, were included in cost of services for such periods.

Interest expense:

Net interest expense for the three and six month periods ended April 30, 1998 was approximately $64,000 and $137,000 compared to $66,000 and $142,000 in the corresponding period of the prior fiscal year representing a decrease of approximately $5,000 for the six month period ended April 30, 1998. This decrease is due to a reduction in interest related to the Company's master lease agreement with IBM Credit Corporation, which is offset by interest accruing under a promissory note between a customer/stockholder and the Company, calling equal payments of principal and interest commencing in October 1998.

Net income from operations:

Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services selling and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely affect the operations of the Company. Further, during fiscal year 1997, the Company re-negotiated two (2) of its key contracts and executed a joint service agreement with Allied Health Group, Inc., and an additional agreement with New York Care Plus Insurance Company, Inc.

Financial condition:

Liquidity and capital resources:

At April 30, 1998, the Company had cash of approximately $1,787,000 and a working capital deficiency of approximately $2,855,000. At October 31, 1997, the Company had cash of approximately $1,038,000 and a working capital deficiency of approximately $2,487,000. There was an increase in working capital deficiency of approximately $368,000 despite the Company's ability to generate cash flows from operations during the six-month period ended April 30, 1998. These cash flows are offset (i) by the reclassification of a promissory note to BCBSNJ in the approximate amount of $532,000 as a current liability, (ii) an increase in deferred revenue of approximately $632,000 associated with two of the Company's customers; whereby additional revenue is earned for meeting certain performance targets, from such customers and accordingly such performance revenue will be recognized when earned.

Net cash provided/(used) from operating activities amounted to approximately $1,590,000 and ($386,000) for the six month periods ended April 30, 1998 and 1997, respectively. This improvement is primarily due to the increased operating income generated during the second quarter of fiscal year 1998.

Net cash used in investing activities amounted to approximately ($562,000) and ($274,000) for the six month periods ended April 30, 1998 and 1997, respectively. The increase in cash (used) of approximately ($288,000) is due to increased capital outlays for computer related equipment incurred during the current fiscal year.

Net cash used in financing activities amounted to approximately ($279,000) and ($360,000) for the six month periods ended April 30, 1998 and 1997, respectively. The decrease in cash (used) of approximately ($81,000) is largely due to decreased principal payments of approximately ($111,000) related to a note payable issued to a vendor which was retired during the prior fiscal year, offset in part by increased principal payments related to the master lease agreement with IBM Credit Corporation of approximately $30,000.

While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will provide adequate capital resources to support the Company's anticipated cash needs for the balance of the fiscal year which ends on October 31, 1998. This projection assumes that the Company's operations and revenues will continue at their current levels. The Company has assessed its various information and technology systems and does not believe that it will be required to incur any significant costs to correct any Year 2000 deficiencies.

                               CAREADVANTAGE, INC.

         MANAGEMENT'S DISUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Financing:

Amounts payable pursuant to long-term financing arrangements as of April 30, 1998 were approximately $717,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years expiring in 1999, and bears interest at 11.39% per annum. Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") guarantees the Company's obligations under this lease arrangement.

In connection with the re-negotiation of the amended and restated services agreement with BCBSNJ, which was completed in June 1997, the Company issued a promissory note to BCBSNJ in the approximate amount of $1,863,000 with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. For the six-month period ended April 30, 1998, approximately $621,000 has been reclassified as a current liability. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts be funded through operations and no outside financing is anticipated for this obligation.

The Company has an 8% Exchangeable Note (the "CW Note") in the original principal of $2,000,000 in favor of CW Ventures II, LP ("CW Ventures") maturing on June 30, 1998. On such date, CW Ventures is required to exchange the CW Note for shares of the Company's common stock absent of any events of default, as set forth therein.

As of April 30, 1998, the Company had $1.5 million of available credit under the Summit Bank Credit Agreement, which expired on June 12, 1998. The term loan availability under the Credit Agreement expired on or about March 12, 1998. The Company is in the process of negotiating an extension of its credit facility with Summit Bank.

Future financing needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional software and computer hardware costs of approximately $400,000 during the third and fourth quarter of fiscal 1998. Such costs are expected to be financed with the future operating cash flows of the Company.

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

The Company is involved in an action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action"), which was discussed in the Company's Form 10-KSB for the fiscal year ended October 31, 1997. BCBSNJ is presently defending the Bodino Action on behalf of itself and CHCM, has filed a third party lawsuit against Mr. Bodino's surgeon and the admitting hospital, and has denied liability in all respects and has specifically denied that the policy purchased by Mr. Bodino covered heart transplantation or that any misrepresentations or fraud occurred. BCBSNJ and CHCM have filed a motion for summary judgment as to all claims. Mr. Bodino, the surgeon and the admitting hospital have filed cross-motions for summary judgment against BCBSNJ and CHCM as to all claims. Presently, all motions for summary judgment are returnable for hearing on June 26, 1998.

There have been discussions among the parties as to their respective responsisbilities if BCBSNJ or CHCM are found liable in or choose to settle the Bodino Action. These discussions resulted in a settlement offer by BCBSNJ to the Company and CAHS, whereby BCBSNJ would accept responsibility for any liability of BCBSNJ and CHCM, except for retention of an amount not to exceed $50,000. The Company and CAHS are willing to accept this offer, subject to preparation of documents acceptable to all parties. However, there can be no assurances that such documents will be acceptable and that any settlement among the parties will be reached.

Item 6. Exhibits and reports on Form 8-K

Exhibit 27--Financial Data Schedule

Reports on Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CareAdvantage, Inc

June 15, 1998                         /s/ Thomas P. Riley
                                      -------------------------------
                                      Thomas P. Riley

                                      President and Chief Executive Officer

June 15, 1998                         /s/ David G. DeBoskey
                                      ---------------------
                                      David G. DeBoskey
                                      Principal Financial and Accounting Officer