Form 10QSB
period 1998-07-31
CAREADVANTAGE INC
filed 1998-09-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

                                 Yes _X_ No ___

                                   82,189,883
      Number of shares of Common Stock outstanding as of September 14,1998

                  Transitional Small Business Disclosure Format

                                 Yes _X_ No ___


                          This is Page 1 of 14 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                July 31,      October 31,
                                                       1998            1997*
                                                     Unaudited
                                                    -----------     -----------
Current assets:
Cash and cash equivalents                          $  3,586,122    $  1,038,190
Accounts receivable-stockholder                       1,048,973       1,047,171
Accounts receivable-other                               792,575         408,348
Other current assets                                    296,106         254,688

Total current assets                                  5,723,776       2,748,397

Property and equipment, at cost less
Accumulated depreciation                              1,789,435       1,502,712
Intangible assets (net)                               1,342,108       1,649,126
Other assets                                             92,439          80,984
                                                   ------------    ------------

Total assets                                       $  8,947,758    $  5,981,219
                                                   ============    ============

LIABILITIES AND CAPITAL SURPLUS/(DEFICIENCY)

Current liabilities:
Current portion of long-term debt                  $    571,707    $    574,778
Note payable-stockholder                                      0       2,000,000
Accounts payable-trade                                  531,145         350,893
Due to stockholder                                      887,050          88,705
Accrued salaries and employee benefits                  747,676         562,994
Accrued expenses and other current
liabilities (Note E)                                    488,231         871,844
Deferred revenue, current (Note F)                    2,924,031         786,007
                                                   ------------    ------------

Total current liabilities                             6,149,840       5,235,221

Capital lease obligations, less current portion               0         421,813
Due to stockholder, less current portion                975,773       1,774,118
Deferred revenue and other long-term liabilities        219,690         525,979
                                                   ------------    ------------

Total liabilities                                     7,345,303       7,957,131
                                                   ------------    ------------

Capital surplus/(deficiency):
Preferred stock-par value $.10 per share;
authorized 10,000,000 Shares; none
issued and outstanding
Common stock-par value $.01 per share;
authorized 90,000,000 Shares; issued
and outstanding 82,189,883 and 74,389,886                82,190          74,390
Additional capital                                   21,899,453      19,640,091

Accumulated deficit                                 (20,379,188)    (21,690,393)
                                                   ------------    ------------

Total capital surplus/(deficiency)                    1,602,455      (1,975,912)
                                                   ------------    ------------

Total liabilities and capital
surplus/(deficiency)                               $  8,947,758    $  5,981,219
                                                   ============    ============

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended             Nine Months Ended
                                                        July 31,                       July 31,
                                                  1998           1997*           1998           1997*
                                                  ----           ----            ----           ----
Net revenues                                  $  4,680,443   $  4,088,791   $ 12,877,512   $ 10,424,189

Costs of services                                2,031,637      2,041,175      6,220,463      6,080,539
                                              ------------   ------------   ------------   ------------


Gross margin                                     2,648,806      2,047,616      6,657,049      4,343,650
                                              ------------   ------------   ------------   ------------
Operating expenses:

Selling, general and administration              1,931,535      1,277,863      4,984,742      4,017,060
Depreciation and amortization                       60,604         75,421        173,990        235,960
                                              ------------   ------------   ------------   ------------

Total operating expenses                         1,992,139      1,353,284      5,158,732      4,253,020
                                              ------------   ------------   ------------   ------------

Operating income                                   656,667        694,332      1,498,317
                                                                                                 90,630

Interest                                            50,362        101,190        187,112        243,122
                                              ------------   ------------   ------------   ------------

Net income (loss)                             $    606,305   $    593,142   $  1,311,205   ($   152,492)
                                              ============   ============   ============   ============


Pro forma net income (loss)
per share of common stock-basic and diluted   $        .01   $        .01   $        .02   ($       .00)
                                              ============   ============   ============   ============

Pro forma weighted average number
of common shares outstanding                    76,989,885     74,389,886     75,256,552     74,389,886
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

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                               July 31,
                                                               --------
                                                        1998           1997*
                                                        ----           -----

Cash flows from operating activities:

Net profit (loss)                                   $ 1,311,205     $  (152,492)

Adjustments to reconcile
net profit (loss) to net
cash provided from (used by)
operating activities:

Depreciation and amortization                           835,065         768,939

Change in assets and liabilities:

Due to/from customers/stockholders                     (386,029)     (1,370,125)
Other assets                                            (52,873)        (99,000)
Accounts payable                                        180,252         161,722
Accrued expenses and other liabilities                  (72,616)      1,323,271
Deferred revenue                                      1,972,582               0
                                                    -----------     -----------

Net cash provided from (used by)
operating activities                                  3,787,586         632,315
                                                    -----------     -----------

Cash flows from investing activities:

Capital expenditures                                   (814,770)       (532,906)
                                                    -----------     -----------
Net cash provided from (used by) investing
activities                                             (814,770)       (532,906)
                                                    -----------     -----------

Cash flows from financing activities:

Principal payments under long-term debt                (424,884)       (489,728)
                                                    -----------     -----------
Net cash provided from (used by) financing
Activities                                             (424,884)       (489,728)
                                                    -----------     -----------

Net increase (decrease) in cash                       2,547,932        (390,319)

Cash - beginning of fiscal year                       1,038,190       1,167,147
                                                    -----------     -----------

Cash - end of period                                $ 3,586,122     $   776,828
                                                    ===========     ===========

Non-cash financing activities:

Effective June 30, 1998, the $2,000,000 principal amount 8% exchangeable note (plus $267,163 accrued interest) issued by the Company to CW Ventures II L.P. was automatically converted and cancelled into 7,799,997 shares of the Company's common stock.

           *Reclassified to conform to current period classification.

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to the Blue Cross/Blue Shield health service organizations operating in all or a portion of the following states: Rhode Island, Maine, Vermont, New Jersey, and New York (a division of New York Care Plus Insurance Company, Inc).

Note A--Basis of preparation:

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1997 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1998. The results of operations for the period ended July 31, 1998 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the periods. Additional shares issued to Horizon Blue Cross Blue shield of New Jersey, formerly known as Blue Cross and Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ") in February 1997 pursuant to the terms of the promissory note by CAHS in favor of Horizon BCBSNJ (as assignee of Enterprise Holding Co., Inc.) dated February 22, 1996 have been included as if outstanding from November 1, 1996. The operations of the business of CHCM purchased by the Company from Horizon BCBSNJ have been included in the Company's financial statements since April 30, 1995. Additional shares issued to CW Ventures II, L.P. ("CW Ventures") in February 1997 pursuant to the promissory note by CAHS in favor of CW Ventures, dated February 22, 1996 (the "CW Note"), have been included as if outstanding since February 22, 1996, the date of CW Ventures' investment in the Company. 7,799,997 additional shares of common stock, which were issued to CW Ventures upon exchange and cancellation of the CW Note as of June 30, 1998, have been included from the date of the exchange. Common stock equivalents have not been included since they are not dilutive.

The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income (loss) per share. The impact on the per share amounts previously reported was not significant.

Note C--Contingencies:

1. On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Law Division of the Superior Court of New Jersey in Middlesex County. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wiretapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy "insured" includes the Company and its Officers and Directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

2. In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims.

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

3. The Company has been named as a party in an action  entitled Robert T. Caruso
v. CareAdvantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, BCBSNJ et al., which was filed in Superior Court of New Jersey, Law Division, Morris County Docket no. MRS-L-2487-98. Mssrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Company is unable, at this early stage of the proceeding, to evaluate the merits of this action, but has notified its insurance carrier of such claim and awaits the carrier's determination of coverage. The Company is unaware of any written claims for indemnification by John J. Petillo, Vincent M. Achillare, or Lawrence
A. Whipple.

Note D: --Supplemental Cash Flow Information

Below is supplemental cash flow information related to the nine- months ended July 31, 1998 and 1997:

                                                            July 31,
                                                     1998             1997
                                                     ----             ----

Income Taxes Paid                                  13,000                0

Interest Paid, IBM capital lease obligations       71,000          117,000

Note E--Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following at July 31, 1998 and October 31, 1997:

                                              July 31, 1998     October 31, 1997
                                              -------------     ----------------


Accrued Interest                                    249,426              329,626

Accrued Professional Fees                           119,098              125,000

Other accrued expenses                              119,707              417,218
                                                     ------              -------

Total                                               488,231              871,844
                                                    =======              =======

Note F-- Deferred Revenue:

As of July 31, 1998 revenue received in connection with the re-negotiation of two of the Company's contracts during the fiscal year ended October 31,1997 has been deferred over the term of the respective contracts. Additionally, the Company has deferred a portion of fees advanced in connection with a joint service agreement (see Note G). The agreement provides for additional compensation based on exceeding a certain level of performance. The Company will recognize these fees when earned.

Note G-- Subsequent Events:

Effective August 27, 1998 the Company received notice from one of its customers, Horizon Healthcare of New Jersey, Inc., formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) that HMO Blue has decided to resume internal network management that it has been outsourcing to Allied Health Group, Inc. ("Allied") via an Administrative Service Agreement dated as of January 2, 1997. The term of the Administrative Service Agreement will end effective on December 24, 1998 or such earlier date as the parties may agree. Accordingly, the letter agreement dated March 1, 1997 which was attached as Exhibit No. 10(e) to the Company's Form 10QSB for the quarter ended April 30, 1997 and is incorporated by reference herein, by and among the Company, HMO Blue and Allied, pursuant to which the Company provides certain network management services to Allied and HMO Blue, will end with the termination of the Administrative Service Agreement. Revenues for the Company from this contract were approximately $370,000 and $962,000 for the three-month and nine-month periods ended July 31, 1998, respectively. Management of the Company estimates that if this letter agreement had terminated prior to the nine month period ended July 31, 1998, the Company's net income for that period would have been reduced by approximately $344,000 and $934,000 for the three and nine month periods, respectively.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward Looking Statements:

Certain statements in this Form 10QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events and the outcome of pending litigation, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company, could cause actual results and outcomes to differ materially from those expressed herein.

For fiscal years prior to 1997, the Company experienced significant operating losses on a consolidated basis. At July 31, 1998, the Company had a working capital deficit of approximately $426,000, a capital surplus of approximately $1,602,000 and an accumulated deficit of approximately $20,379,000 since its inception. By continuing to provide high quality care cost containment services to its existing customer base of five Horizon BCBSNJ plans, management believes it can continue to market its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBSNJ plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

      Net revenues:

                                                 Nine Months Ended
                                                 -----------------
                                        July 31, 1998          July 31, 1997*
                                        -------------          --------------
                                      Amount    Percent      Amount     Percent
                                      ------    -------      ------     -------
      Revenues from fixed fee
         arrangements              $11,902,652    93%      $ 9,538,650    92%

      Revenues from performance-
         based arrangements            958,765     7%          861,540     8%

      Other revenues                    16,095     0%           23,299     0%
                                   -----------   ---       -----------   ---

      Total revenues               $12,877,512   100%      $10,424,189   100%
                                   ===========   ===       ===========   ===

           *Reclassified to conform to current period classification.

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself. Management believes its estimated performance-based revenues contained in reported revenues for the nine months ended July 31, 1998 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues:

Net revenue for the three and nine month periods ended July 31, 1998 were approximately $4,680,000 and $12,878,000, respectively, compared to net revenues in the corresponding periods of the prior fiscal year of approximately $4,089,000 and $10,424,000. This represents increases of approximately $591,000 and $2,454,000 for the three and nine month periods ended July 31, 1998, respectively. This increase is due largely to increased revenue from one of the Company's major customer-stockholders as a result of its re-negotiation of the contract on terms more favorable to the Company.

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

Cost of services:

Cost of services for the three and nine month periods ended July 31, 1998 were approximately $2,032,000 and $6,220,000, respectively, compared to approximately $2,041,000 and $6,081,000 in the corresponding periods of the prior fiscal year. This represents an decrease/(increase) of approximately $9,000 and ($139,000) for the three and nine month periods ended July 31, 1998, respectively. This increase in the cost of services for nine month period ended July 31, 1998 was due to personnel costs of approximately $134,000 and computer costs of approximately $84,000, which were partially offset by decreases in professional and consulting costs of approximately $10,000,

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

information and  communication  costs of approximately  $3,000,  travel costs of
approximately   $45,000,  and  depreciation  and  amortization   allocations  of
approximately $21,000.

Operating expenses:

Selling, general and administrative:

Selling, general, and administrative costs for the three and nine month periods ended July 31, 1998 were approximately $1,932,000 and $4,985,000, respectively, compared to approximately $1,278,000 and $4,017,000 in the corresponding periods of the prior fiscal year. This represents increases of approximately $654,000 and $968,000 for the three and nine month periods ended July 31, 1998, respectively. The increases for the three and nine month periods ended July 31, 1998 are due to (increases)/decreases in personnel costs of approximately $311,000 and $368,000, facility costs of approximately $24,000 and $9,000, travel costs of approximately $16,000 and $33,000, information and communication costs of approximately $57,000 and $119,000, professional and consulting costs of approximately $236,000 and $411,000, and general and administrative costs of approximately $10,000 and $28,000.

While management intends to take steps in the future to reduce general and administrative costs, such reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs.

Depreciation and amortization:

Depreciation and amortization costs for the three and nine month periods ended July 31, 1998 were approximately $61,000 and $174,000 respectively, compared to $75,000 and $236,000 in the corresponding period of the prior fiscal year. Approximately $226,000 and $661,000 and $134,000 and $273,000, respectively, were included in the cost of services for such periods.

Interest expense:

Net interest expense for the three and nine month periods ended July 31, 1998 was approximately $50,000 and $187,000 compared to $101,000 and $243,000 in the corresponding period of the prior fiscal year. This decrease is due to a reduction in interest related to the Company's master lease agreement with IBM Credit Corporation, which is offset by interest accruing under a promissory note between a customer/stockholder and the Company.

Net income from operations:

Results of operations in the future are dependent on management's ability to increase revenues and reduce both direct costs of services and general and administrative costs. While there can be no assurance that such efforts will be successful, management believes that opportunities exist to increase revenues and reduce costs in areas that will not adversely affect the operations of the Company. Further, during fiscal year 1997, the Company re-negotiated two of its key contracts as well as entered into an additional agreement with New York Care Plus Insurance Company, Inc.

Financial condition:

Liquidity and capital resources:

At July 31, 1998, the Company had cash of approximately $3,586,000 and a working capital deficiency of approximately $426,000. At October 31, 1997, the Company had cash of approximately $1,038,000 and a working capital deficiency of approximately $2,487,000. The decrease in working capital deficiency of approximately $2,061,000 is due to the Company's ability to generate cash flows from operations and the conversion of the CW Note during the nine-month period ended July 31, 1998. These cash flows are offset by (i) the current portion of a note payable in the approximate amount of $799,000, and (ii) an increase in deferred revenue of approximately $2,138,000 related to a letter agreement with a customer, whereby additional revenue is earned for meeting certain performance targets, accordingly such performance revenue will be recognized when earned.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Net cash provided/(used) from operating activities amounted to approximately $3,788,000 and $632,000 for the nine month periods ended July 31, 1998 and 1997, respectively. This improvement is primarily due to the receipt of deferred revenue and increased operating income generated during the nine month period ended July 31,1998.

Net cash used in investing activities amounted to approximately ($815,000) and ($533,000) for the nine month periods ended July 31, 1998 and 1997, respectively. The increase in cash (used) of approximately ($282,000) is due to increased capital outlays for computer related equipment incurred during the current fiscal year.

Net cash used in financing activities amounted to approximately ($425,000) and ($490,000) for the nine month periods ended July 31, 1998 and 1997, respectively. The decrease in cash (used) of approximately ($65,000) is due to the decreased principal payments related to the master lease agreement with IBM Credit Corporation of approximately ($65,000).

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under the Summit Bank Credit Agreement will provide adequate capital resources to support the Company's anticipated cash needs for the balance of the fiscal year which ends on October 31, 1998. This projection assumes that the Company's operations and revenues will continue at their current levels. The Company has assessed its various information and technology systems and does not believe that it will be required to incur and significant costs to correct any year 2000 deficiencies.

Financing:

Amounts payable pursuant to long-term financing arrangements as of July 31, 1998 were approximately $572,000, consisting of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years expiring in 1999, and bears interest at 11.39% per annum. Horizon Blue Cross Blue Shield of New Jersey, formerly known as Blue Cross and Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ") guarantees the Company's obligations under this lease arrangement.

In connection with the re-negotiation of the amended and restated services agreement with Horizon BCBSNJ, which was completed in June 1997, the Company issued a promissory note to Horizon BCBSNJ in the approximate amount of $1,863,000 with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. For the nine-month period ended July 31, 1998, approximately $887,000 has been classified as a current liability. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company. Management expects such amounts be funded through operations and no outside financing is anticipated for this obligation.

Effective June 30, 1998, the $2,000,000 principal amount 8% exchangeable note (plus $267,163 accrued interest) issued by the Company to CW Ventures II L.P. was automatically converted and cancelled into 7,799,997 shares of the Company's common stock.

The Company's credit facility with Summit Bank expired on June 12, 1998. The term loan availability under this credit agreement expired on or about March 12, 1998. The Company is in the process of negotiating an extension of its credit facility with Summit Bank. However, there can be no assurance that the Company will be successful in renegotiating an extension of this credit facility. If the Company is not successful, it will attempt to obtain financing from another source. Management of the Company does not believe, based on current projections that this availability is necessary for working capital purposes.

Future financing needs:

In connection with management's decision to adopt and implement a new and more comprehensive clinical software product, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional software and computer hardware costs of approximately $200,000 during the fourth quarter of fiscal 1998.

Subsequent Events:

Cancellation of Letter Agreement dated as of March 1, 1997 with Horizon Healthcare of New Jersey, Inc., formerly known as Medigroup Of New Jersey, Inc (d/b/a/ HMO Blue) and Allied Health Group, Inc.

Effective August 27, 1998 the Company received notice from one of its customers, Horizon Healthcare of New Jersey, Inc., formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) that HMO Blue has decided to resume internal network management that it has been outsourcing to Allied Health Group, Inc. ("Allied") via an Administrative Service Agreement dated as of January 2, 1997. The term of the Administrative Service Agreement will end effective on December 24, 1998 or such earlier date as the parties may agree. Accordingly, the letter agreement dated March 1, 1997 which was attached as Exhibit No. 10(e) to the Company's Form 10QSB for the quarter ended April 30, 1997 and is incorporated by reference herein, by and among the Company, Medigroup of New Jersey, Inc (d/b/a HMO Blue) and Allied, pursuant to which the Company provides certain network management services to Allied and HMO Blue, will end with the termination of the Administrative Service Agreement. Revenues for the Company from the contract were approximately $370,000 and $962,000 for the three-month and nine-month periods ended July 31, 1998, respectively. Management of the Company estimates that if this letter agreement had terminated prior to the period ended July 31, 1998 the Company's net income for that period would have been reduced by $344,000 and $934,000 for the three and nine month periods, respectively.

Previously, the Company and CAHS had announced a Joint Services Agreement with Allied, which was attached as Exhibit No. 10(c) to the Company's Form 10QSB for the quarter ended April 30, 1997 and is incorporated by reference herein, to deliver health care management services in the form of management of medical specialty networks to various Horizon BCBSNJ plans throughout the United States. This agreement, which continues in effect, provides for a three-year term through March 29, 2000 with an automatic three-year renewal clause, unless either Allied or the Company gives notice to the other of its intent not to renew the agreement at least 90 days before the end of any three-year period. The Company has not received any revenue under this agreement through July 31, 1998.

Part II

Item 1. Legal proceedings

(a) On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Law Division of the Superior Court of New Jersey in Middlesex County. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wiretapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. Under the terms of the policy, "insured" includes the Company and its officers and directors. However, the Company's insurance carrier has also advised that it will not pay any judgement adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding potential exposure in this matter.

(b) In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims.

(c) An action entitled Francis X. Bodino v. BCBSNJ and CHCM (the "Bodino Action") is described in Item 3 of the Company's Form 10-KSB for the fiscal year ended October 31, 1997, which is incorporated by reference herein.

On or about June 29, 1998, a Settlement and Release Agreement, which is attached as Exhibit 10(a) hereto and is incorporated by reference herein, was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures. Under this agreement, Horizon BCBSNJ indemnifies the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances which are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances, which are the subject of the Bodino Action.

(d) The Company has been named as a party in an action entitled Robert T. Caruso
v. CareAdvantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, BCBSNJ et al., which was filed in Superior Court of New Jersey, Law Division, Morris County Docket no. MRS-L-2487-98. Mssrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgements against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Company is unable, at this early stage of the proceeding, to evaluate the merits of this action but has notified its insurance carrier of such claim and awaits the carrier's determination of coverage. The Company is unaware of any written claims for indemnification by John J. Petillo, Vincent M, Achillare, or Lawrence
A. Whipple.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Item 2. Changes in Securities and Use of Proceeds

Effective June 30, 1998, the $2,000,000 principal amount 8% exchangeable note (plus $267,163 accrued interest) issued by the Company to CW Ventures II L.P. was automatically converted and cancelled into 7,799,997 shares of the Company's common stock.

Item 6. Exhibits and reports on Form 8-K

Exhibit 10(a)--Settlement and Release Agreement

Exhibit 27--Financial Data Schedule

Reports on Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CareAdvantage, Inc

September 14, 1998                    /s/ Thomas P. Riley
                                      -----------------------------
                                      Thomas P. Riley

                                      President and Chief Executive Officer

September 14, 1998                    /s/ David G. DeBoskey
                                      -----------------------------
                                      David G. DeBoskey

                                      Principal Financial and Accounting Officer