Form 10KSB
period 1998-10-31
CAREADVANTAGE INC
filed 1999-01-29
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended October 31, 1998
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

       Registrant's telephone number, including area code: (732) 602-7000 Securities registered pursuant to Section 12 (b) of the Exchange Act of 1934:

       Title of class               Name of each exchange on which registered
           None
----------------------------        ------------------------------------------

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for its most recent fiscal year were $18,902,806

                                    $869,380

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 20, 1999 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates).

                                   82,189,883

       Number of shares of common stock outstanding as of January 29, 1999

          Transitional Small Business Disclosure Format  Yes _X_  No ___

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction and Background

      CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to several of the statewide Blue Cross/Blue Shield health service organizations in the Northeastern United States.

      CAI was incorporated in August 1994 as a wholly-owned subsidiary of Primedex Health Systems, Inc., a publicly traded New York corporation ("PMDX"). During the fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In December 1993, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc.). On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly-traded company on that date. Through October 31, 1998, the Company had a cumulative deficit of $18,607,000.

      From its inception through October 31, 1995, CAI relied on PMDX to provide the bulk of its working capital. In addition to providing $6,000,000 for the acquisition of CAHS, PMDX made a total of $9,700,059 in working capital advances to CAI (the last such advance being made in July 1995). Pursuant to a revised separation agreement between CAI and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with CAI's separation from PMDX.

      The Company's executive offices are located at 485-C Route 1 South, Koll Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 602-7000.

Change in Control - On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of 3,903,201 shares of the Company's common stock, par value $.001 per share ("Common Stock") at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock as discussed below) for an aggregate of

$1,000,000 and the issuance of an 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 (the "CW Note"). By its terms, CW Ventures was required to exchange the CW Note on June 30, 1998 for shares of the Company's Common Stock absent any events of default, as defined in the CW Note. The CW Note, which was collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 23 1/3% of the outstanding shares of the Company's Common Stock on a fully diluted basis as of February 22, 1996. Accordingly, the 3,903,201 shares issued to CW Ventures, together with the shares issuable upon the exchange of the CW Note, would comprise 35% of the outstanding shares of the Company's Common Stock on a fully diluted basis as of February 22, 1996 (such percentage was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CW Warrants") to purchase 166,667 shares of the Company's Common Stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock).

      Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly-owned Horizon BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and Horizon BCBSNJ (as amended from time to time, the "Services Agreement") whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 by CAHS in favor of EHC, which was subsequently assigned to Horizon BCBSNJ (the "Horizon BCBSNJ Note"). The Horizon BCBSNJ Note was collateralized by substantially all of the assets of the Company and its subsidiaries. The Horizon BCBSNJ Note was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the Horizon BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement (see Note C [1] in the "Notes to the Financial Statements" below).

      Pursuant to the terms of the CW Note and the Horizon BCBSNJ Note, because the Company failed to realize at least $15,000,000 in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, the Company issued an aggregate of 50,156,559 additional shares of Common Stock to Horizon BCBSNJ and CW Ventures on February 27, 1997.

      The Company, Horizon BCBSNJ and CW Ventures are parties to a Stockholders' Agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of Horizon BCBSNJ and CW Ventures have agreed to vote their shares of Common Stock with respect to the election of the Company's Board of Directors for: (i) two designees of CW Ventures; (ii) two designees of Horizon BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and Horizon BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJ. There is currently one (1) vacancy on the Board of Directors, which is one of the Company's management directorships. The Stockholders' Agreement prevents the Company from taking certain material actions without the consent of Horizon BCBSNJ and/or CW Ventures or their respective designated directors.

      Since the Company did not have a sufficient number of authorized but unissued shares of Common Stock to permit the issuance of the required number of shares upon exchange of the CW Note and the Horizon BCBSNJ Note, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation in August 1996, which decreased the authorized shares of Common Stock to 90,000,000 shares, created a new class of "blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock. As a result, and pursuant to the terms of the Horizon BCBSNJ Note, the Horizon BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of Common Stock of the Company.

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

      In order to remain viable in this competitive marketplace and attract employer groups, traditional indemnity insurance companies have begun to re-engineer to a managed care approach with an outcome versus claims management focus. They have done so by establishing cooperative relationships with providers.

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

      Utilization Review - Utilization review associates examine the appropriateness of a particular medical event, such as a hospital admission, an additional day of in-patient care, or a particular procedure. The Company provides clinical and operational utilization review services employing its physician driven proprietary criteria and protocols. The Company actively disseminates its criteria and medical protocols to local physicians and holds meetings with its specialty physician advisors to inform them of their significant roles in the utilization management process.

      In addition, while many utilization management firms rely on calls from nurse reviewers as the principal form of communication with physicians, the Company believes that clinical peers should discuss cases with attending physicians. Accordingly, the Company uses nurse reviewers primarily to screen cases. Staff medical directors and physician advisors of matched specialties review questionable cases with attending physicians. The combination of academic credentials, managed care experience, and on-site presence enables these advisors to actively engage local specialists in a meaningful discussion of medical management alternative practices, thereby having a greater impact on cost containment.

      Overall, the Company transforms the client's utilization management program from an administrative exercise to a program that uses review criteria and highly credible physician advisors to actively engage attending physicians in treatment decisions. Management believes that these strengthened utilization management methods can enable its clients to achieve utilization performance approaching that of well-managed health maintenance organizations.

      Case Management - Large case management services provide an alternative plan, which enhances or maintains the patient's quality of care, but reduces the expected expenses for the patient's treatment. Early identification of patients severely compromised by an acute injury or episode of illness is the key to successful implementation of large case management services. Patient evaluation through pre-admission and concurrent review provides the foundation for effective discharge planning and continuity of care. The Company provides a comprehensive case management program, which facilitates significant cost containment and contributes to greater flexibility in the health care setting for the patient.

      Outpatient care coordination allows patients to access a variety of health care services, such as home health care, rehabilitation and infusion therapy services. The Company's outpatient care coordination services provide an effective mechanism for cost containment while safeguarding the delivery of quality health care services.

      Case management also focuses on how the attending physician is managing the care of patients with chronic diseases on an on-going basis. Health risk assessment processes, designed and implemented by the Company, identify high cost/high risk patients and enroll them in case management programs.

      Disease Management - Management believes that specialists managing patients with chronic diseases should follow credible patient management protocols, or "critical pathways", that reflect expert consensus on the most appropriate treatment alternatives for patients at different disease stages and with complicating factors, and that decisions to deviate from such guidelines should be reviewed by an independent peer specialist.

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

      Continuing Product Development - The Company's management recognizes that the health care market is continually changing and expanding, due in part, to
changes  in  medical  technology  and  new  medical  information,   as  well  as
improvements in information technology and telecommunication systems. In response to the market and to the specific needs of its clients, the Company continues to refine, improve and expand its existing services and products, as well as develop new services and products.

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

Operations

      The Company utilizes a multi-disciplinary team approach to ensure effective cost medical management services. The Company, through its employees and subcontracting physician advisors, reviews, evaluates and monitors the medical necessity and appropriateness of the medical services prescribed for members in its clients' health plans. Generally, the pre-admission review process for elective and non-elective admission is initiated telephonically by the member or provider. During this phase, clinical review staffs evaluate the need for, and/or initiate when appropriate, pre-certification, second surgical opinion, insurance verification, pre-admission testing, pre-operative education, pre-operative anesthesia evaluation, and continuing care planning. Additionally, pre-admission review determines if the service requested is medically necessary by utilizing review criteria, appropriate alternatives for providing service, length of stay and the need for case management intervention.

      During the pre-admission and concurrent review processes, patients are evaluated by nurse case managers and physician employees or advisors to identify anticipated needs for discharge. Patients with high cost diagnoses or who require interdisciplinary problem solving to expedite discharge are identified as candidates for large case management services. The Company's clinical staff also plans for and coordinates the outpatient health care services necessary for a timely discharge, such as home health care, rehabilitation and infusion therapy services, thereby insuring the delivery of quality care while containing costs.

      The Company currently maintains a contracted network of 112 independent, multi-specialty physician advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also uses its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for outpatient care.

      For its services, the Company is compensated either: (i) on a capitated (fixed-fee) per subscriber basis; (ii) on a combination of both capitation and performance-based fees; or (iii) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a) Revenue under the fixed-fee arrangements is recognized as the services are provided and the related costs of services are incurred. Although the fixed fee arrangements are not subject to any fee adjustment based upon the attainment of target utilization levels, such contracts may still expose the Company to potential operating losses, particularly in the inception stages thereof.

(b) Revenue under the partial fixed fee-incentive agreements is initially recognized for the monthly fixed-fee component only as services are provided and related costs of services are incurred. Incentives (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

(c)   Revenue  under  fee-for-service   arrangements  is  recorded  for  special
      projects or the review of cases assigned to the Company on a per case or hourly basis.

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

Customers and Marketing

      The Company currently provides its services to five Blue Cross and Blue Shield ("BCBS") organizations in the states of Maine, Rhode Island, Vermont, New York and New Jersey pursuant to one or a combination of the compensation arrangements described above. The Company is dependent on at least two of such customers including Horizon BCBSNJ, a 45% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of either of these two customers would have a material adverse impact on the Company's cash flows and results of operations.

      Effective January 1, 1998, the Company entered into a one-year services agreement with New York Care Plus Insurance Company, Inc. ("NYCPIC"), which was attached as Exhibit 10.20 to the Company's Form 10-KSB for the period ended October 31, 1997 and is incorporated herein by reference. NYCPIC provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this Agreement, the Company, through one or more of its subsidiaries, provided both medical management performance support and specialty care management performance support services to NYCPIC for its approximately 650,000 indemnity and HMO subscribers. The Agreement expired by its terms on December 31, 1998, but has been replaced with a services agreement with an affiliate of NYCPIC, HealthNow New York Inc. (See Item 6 - "Recent Developments of the Business.")

      The Company intends to expand the scope of its market to other organized health care delivery systems (such as preferred-provider and physician-hospital organizations), self-insured employers, union trust funds, health care management service organizations and administrative service organizations (such as third-party insurance administrators).

      Typically, the Company will enter into a service agreement with a client pursuant to which the Company provides its utilization review and case management services. The Company's services for an insurer generally cover all insured under an indemnity insurance plan and/or members of a health maintenance organization plan affiliated with the insurer. Typically, when the Company contracts to provide its services to an insurer, the insurer's account executives ordinarily plan to offer the Company's services to its group policyholders and those groups covered under administrative-services-only arrangements. The Company presently enters into these service agreements with insurers with compensation based upon either a capitated rate per subscriber or with fees and incentives based on the achievement of certain health care cost and/or utilization targets. The latter fee arrangement provides the opportunity for substantially increased earnings, but also carries the risk of loss of revenues if the targets are not achieved.

Competition

      The Company faces intense competition in a highly fragmented market of managed care service firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company services. Management is aware of a significant number of independent utilization review firms currently marketing utilization review services directly to employers, small insurers, and third party administrators. In addition to other utilization review and medical management companies, the Company competes with insurance companies, third party health plan administrators, health maintenance organizations and preferred provider organizations that have developed in-house staffs to provide such services. There are a variety of competitors offering component services such as physician reviewers and demand management/patient advisory products. There are also a number of organizations developing a variety of approaches to case and disease management. Many of the Company's competitors have substantially greater financial resources and employ substantially greater number of personnel.

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

Employees

      In addition to its current network of 112 contracted physician advisors, the Company employed 8 full-time physicians as of October 31, 1998. Two of these physicians serve as officers of the Company or its subsidiaries and the remaining physicians serve as on-site Medical Directors and Associate Medical Directors in the states where the Company provides services.

      At October 31, 1998, in addition to its physicians, the Company employed a total of 142 full-time employees. Of this total, 112 employees are engaged in clinical activities including on-site nurse reviewers and contract administrators. The 30 remaining employees include executives, administrative support, finance, marketing, training and education, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Koll Corporate Plaza in Iselin, New Jersey. The Company has executed a six-year lease for this facility commencing June 15, 1995, which provides for an annual base rent of approximately $445,000 with annual escalations based on increases in real estate taxes and operating expenses. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

      The Company also maintains a rent-free operations office in approximately 600 square feet of space in Providence, Rhode Island under an informal oral arrangement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI"), and approximately 300 square feet of space in the Blue Cross and Blue Shield of Maine Westbrook facility. Additionally, the Company maintains rent-free operation offices in New York and Vermont pursuant to informal arrangements with these customers.

      Substantially all of the equipment used in the Company's operations in New Jersey is currently being leased under a capital lease agreement.

ITEM 3. LEGAL PROCEEDINGS

[1]   Potential uninsured exposure to litigation:

      a. On or about March 22, 1996, an action entitled Francis X. Bodino v. Horizon BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleged misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with Horizon BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleged that representations made on behalf of Horizon BCBSNJ by an employee of CHCM led Mr.
            Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demanded a variety of money damages, as well as punitive damages, against both defendants. The complaint also contained a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act.

            On or about June 29, 1998, a Settlement and Release Agreement was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC"), a subsidiary of Horizon BCBSNJ, and CW Ventures. Under this agreement, Horizon BCBSNJ has agreed to indemnify the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances which are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances which are the subject of the Bodino Action.

      b.    The Company has been named as a party in an action  entitled  Robert
            T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the
            Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The complaint seeks compensation allegedly due under the consulting arrangement and other general and, in one count, treble, damages. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from Lawrence A. Whipple on September 10, 1998 and is unaware of any written claims for indemnification by John J.
            Petillo or Vincent M. Achillare. The Company is unable, at this early stage of the proceeding, to evaluate the merits of this action.

[2]   Termination of employment:

      On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

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

[4]   Settlement agreement:

      A former Medical Director of CAHS asserted a claim against the Company. The former Medical Director resigned in February 1996, allegedly due to a change in control of the Company, and alleged, among other things, breach of contract. As of October 31, 1997, the Company had accrued $150,000 for this claim. In February 1998, the claim was settled for $110,000.

[5]   Contractual dispute:

      By a letter dated November 9, 1998, the Company received written notice (the "Notice") from Allied Health Group, Inc. ("Allied") pursuant to which Allied purportedly terminated without cause, effective December 9, 1998, that certain Joint Services Agreement dated May 29, 1997 (the "Joint Services Agreement") between Allied and the Company, which was attached as Exhibit No. 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. By a response letter dated November 16, 1998, counsel for the Company informed Allied that the Notice was null and void and of no legal effect since the Joint Services Agreement did not provide for termination without cause prior to the end of the term of the Joint Services Agreement. The Company instituted arbitration proceedings against Allied seeking declaratory relief that the Joint Services Agreement is still in effect. The arbitration process has commenced and the parties are currently selecting the arbitrator to hear the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1998.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

      (a) Market Information - Since the Company's effective registration date of June 12, 1995, the Company's Common Stock has traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol CADV. The following table shows the range of closing bid prices for each quarter of the Company's two most recent fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      1998                      1997
                                 ---------------           ---------------
            Quarter Ended        High       Low            High       Low
                                 ----       ----           ----       ----
            January 31           $.26       $.23           $.47       $.31
            April 30             $.24       $.21           $.56       $.31
            July 31              $.27       $.21           $.38       $.31
            October 31           $.22       $.05           $.34       $.25


      (b) Holders - As of January 6, 1999, there were approximately 2,892 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

      (c) Dividends - During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

      Certain statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including those concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements is reasonable, it can give no assurance that such plans, intentions or expectations will be achieved.

      The following discussion contains certain cautionary statements regarding the Company's business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, the Company is not committed to addressing or updating each factor in future filings or communications regarding the Company's business or results, or addressing how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected or may affect the Company's past, as well as current, forward-looking statements about future results. The Company's actual results in the future may differ materially from those expressed in prior communications.

      INDUSTRY FACTORS. The managed care industry frequently receives significant amounts of negative publicity. This publicity has contributed to increased legislative activity, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services, may require the Company to change its products and services, and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting profitability.

      COMPETITION. In many of its geographic or product markets, the Company competes with a number of other entities, some of which may have certain characteristics or capabilities that give them an advantage in competing with the Company. The Company believes that barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily. Certain Company customers may decide to perform functions or services internally which were previously provided by the Company, thus decreasing Company revenues. Certain Company providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries that act as suppliers to the Company, such as the hospital, physician, and pharmaceutical industries. This activity may create stronger competitors or result in decreased opportunities. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, or maintain or increase its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may be adversely affected.

      UTILIZATION REVIEW REGULATIONS. Many states have enacted laws and/or adopted regulations governing utilization review activities, and these laws may apply to some Company operations. Generally, these laws and regulations set specific standards for delivery of services, confidentiality, staffing and policies and procedures of private review entities, including the credentials required of personnel. The enactment of any such law and/or regulations could adversely affect the results of operations, profitability, and cash flows of the Company.

      LITIGATION AND INSURANCE. The Company may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, and shareholder suits, including securities fraud and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. These could include claims relating to medical malpractice or the denial of health care benefits. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

      INFORMATION SYSTEMS. The Company's business depends significantly on effective information systems, and the Company has linked its computer systems with that of their customers in order to conduct and deliver its products and services. The Company's information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards, and changing customer preferences. Failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may from time to time obtain significant portions of its systems-related or other services or facilities from independent third parties, which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

      THE YEAR 2000. The Company is in the process of modifying its computer systems to accommodate the Year 2000. The Company expects to complete this modification sufficiently in advance of the Year 2000 to avoid adverse impacts on its operations. The Company is expensing the costs incurred to make these modifications. If the Company is unable to complete its Year 2000 modifications in a timely manner or other companies with which the Company does business fail to timely complete their Year 2000 modifications, the Company's operations could be adversely affected.

      ADMINISTRATION AND MANAGEMENT. Efficient and cost-effective administration of the Company's operations is essential to the Company's profitability and competitive positioning.

While the Company attempts to effectively manage such expenses, staff-related and other administrative expenses may rise from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases are not predictable and may adversely affect results. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

      MARKETING. The Company markets its products and services through employed salespeople. The departure of sales and or certain key employees could impair the Company's ability to retain existing customers. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification, which could adversely affect the Company's ability to obtain or retain business with these customers.

      DATA AND PROPRIETARY INFORMATION. Many of the products that are part of the Company's knowledge and information-related business depend significantly on the integrity of the data on which they are based. If the information contained in the Company's databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of the Company's database-related products would be adversely and materially affected. Furthermore, the Company's use of patient data is regulated at federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from these products and, more generally, affect the Company's business, financial condition and results of operations.

      The success of the Company's knowledge and information-related business also depends significantly on its ability to maintain proprietary rights to its products. The Company relies on its agreements with customers, confidentiality agreements with employees, trade secrets, trademarks and patents to protect its proprietary rights. The Company cannot assure that these legal protections and precautions will prevent misappropriation of the Company's proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of the Company to market and sell its products and on the Company's business, financial condition and results of operations.

      STOCK MARKET. The market prices of the securities of the Company and certain of the publicly held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. The Company cannot assure the level or stability of the Company's share price at any time or predict the impact the foregoing or any other factors may have on the Company's share price.

      CONTROL BY CERTAIN SHAREHOLDERS. The two largest stockholders of the Company, Horizon BSBSNJ and CW Ventures, beneficially own an aggregate of 91.56% of the outstanding shares of Common Stock of the Company. Pursuant to the Stockholders Agreement, each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for (i) two designees of CW Ventures; (ii) two designees of BCBSNJ;
(iii) two members of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. The Stockholders Agreement prevents the Company from taking certain material actions without BCBSNJ's and/or CW Ventures' or their designated directors' consent. Accordingly if Horizon BCBSNJ and CW Ventures were to vote in the same manner on the election of members of the Board of Directors or on any other matter requiring approval of a majority of the outstanding shares of Common Stock, such matter would likely be approved or defeated, as the case may be, depending on the vote of such stockholders.

      HISTORY OF LOSSES. There can be no assurance that the Company will be profitable in the future. For fiscal years prior to 1997, the Company experienced significant operating losses on a consolidated basis. For fiscal year 1998, the Company has a working capital surplus at October 31, 1998 of approximately $1,077,000, a capital surplus of $3,484,000 and an accumulated deficit of $18,607,000 compared to a working capital deficit of approximately $2,487,000, a capital deficiency of $1,976,000 and an accumulated deficit of $21,690,000 for fiscal year 1997.

      MARKET ILLIQUIDITY. The Common Stock of the Company is traded in the over-the-counter market in the so-called "pink sheets" or, if available the "OTC Bulletin Board Service." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock. Because the Company's Common Stock is subject to the rules on penny stock (See DISCLOSURE RELATING TO LOW PRICED STOCKS; POSSIBLY RESTRICTIONS ON RESALES OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S COMMON STOCK), the market liquidity for the Company's Common Stock is adversely affected. There is limited public float in the Company's Common Stock as the result of the ownership of 91.56% of the Common Stock by two stockholders.

      DISCLOSURE RELATING TO LOW PRICED STOCKS; POSSIBLY RESTRICTIONS ON RESALES OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S COMMON STOCK. The Company's Common Stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the Company's shareholders to sell any of its securities in the secondary market.

      The SEC has adopted regulations that generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction by broker-dealers involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Overview

      For fiscal years prior to 1997, the Company experienced significant operating losses on a consolidated basis. For fiscal year 1998, the Company has a working capital at October 31, 1998 of approximately $1,077,000 and a stockholders equity of $3,484,000, which includes an accumulated deficit of $18,607,000, compared to a working capital deficit of approximately $2,487,000, a capital deficiency of $1,976,000 and an accumulated deficit of $21,690,000 for fiscal year 1997. By continuing to provide high quality health care cost containment services to its existing customer base of five BCBS plans and pursuant to the Company's plan to aggressively market its products, services, and reputation to other similar customers, management believes it can continue to leverage its reputation to other similar customers. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

      The Company's working capital as of October 31, 1998 increased by approximately $3,564,000 from the October 31, 1997 deficit amount. This increase is largely due to the conversion of the $2,000,000 CW Note for Common Stock, as well as the realization of excess performance revenues from BCBSRI of approximately $1,300,000, an increase in revenues from Allied Health Group, Inc. ("Allied") in the approximate amount of $900,000 and increased revenues of approximately $2,300,000 from the re-negotiation of the Company's existing contracts during the last fiscal year. Management estimates the revenue realized from BCBSRI during the fiscal year ended October 31, 1999 will be approximately $1,300,000 less than the amounts received for the fiscal year ended October 31, 1998, as well as a reduction of approximately $1,400,000 related to the cancellation of the Allied Agreement as more fully explained below under the caption of "General Developments of the Business During Fiscal Year 1998". Further, the Company realized net income of approximately $3,083,000 or $.04 per share on revenues of approximately $18,903,000 for the fiscal year ended October 31, 1998 compared with a net income of approximately $7,000 or $.00 per share on revenues of approximately $14,077,000 for the year ended October 31, 1997.

Reorganization

      The series of transactions consummated by the Company in February 1996 resulted in a change in control of the Company and the acquisition of CHCM (see "Notes to Financial Statements-Introduction and Background"). The Board of Directors and management have taken steps and expect to take certain additional actions to increase revenues, reduce and re-deploy personnel and other costs and ultimately increase shareholder value.

      Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. In addition, the Company intends to broaden the services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company contemplates pursuing alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

Recent Developments of the Business:

      New Contract with HealthNow New York Inc.

      Effective January 1, 1999 the Company entered into a six-month services agreement with HealthNow New York Inc. ("HNNY"), which provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this agreement, which is attached hereto as Exhibit 10.35 and incorporated herein by reference, the Company, through one or more of its subsidiaries, will provide both medical management performance support and specialty care management performance support services to HNNY for its approximately 650,000 indemnity and HMO subscribers. The services agreement, the initial term of which expires on June 30, 1999, provides for the payment of fixed compensation. This contract replaces a previous agreement between the Company and NYCPIC executed on January 1, 1998, which was attached as Exhibit 10.20 to the Company's Form 10-KSB filed on January 29, 1998.

General Developments of the Business during Fiscal Year 1998:

      Cancellation of Letter Agreement dated as of March 1, 1997 with Horizon Healthcare of New Jersey, Inc., formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) and Allied Health Group, Inc.

      In August of 1998 the Company received notice from one of its customers, Horizon Healthcare of New Jersey, Inc. ("Horizon Healthcare"), formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) that Horizon Healthcare had decided to resume internal network management that it had been outsourcing to Allied via an Administrative Service Agreement dated as of January 2, 1997 (the "Administrative Service Agreement"). The Administrative Service Agreement was terminated effective in December of 1998. Accordingly, the letter agreement dated March 1, 1997 by and among the Company, Horizon Healthcare and Allied which was attached as Exhibit No. 10(e) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein (the "Horizon Healthcare Letter Agreement"), pursuant to which the Company provided certain network management services to Allied and Horizon Healthcare, ended simultaneously with the termination of the Administrative Service Agreement. Revenues for the Company from the Horizon Healthcare Letter Agreement were approximately $1,432,000 for the twelve-month period ended October 31, 1998. Management of the Company estimates that its revenues and net income during the next fiscal year will decrease by approximately $1,432,000 as a result of the cancellation of the Horizon Healthcare Letter Agreement. The Management of the Company plans to replace the loss of this contract with new customers. However, there can be no assurance that the Company will be successful in obtaining such new customers. In addition, the Company has deferred approximately $902,000 to cover the repayment of performance penalties related to this agreement.

      The Company and CAHS are parties to a Joint Services Agreement with Allied (the "Joint Services Agreement"), which was attached as Exhibit No. 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. Under the

Joint Services Agreement, the Company and CAHS deliver health care management services in the form of management of medical specialty networks to various BCBS plans throughout the United States. The Joint Services Agreement provides for a three-year term through March 29, 2000 with an automatic three-year renewal clause, unless either Allied or the Company gives notice to the other of its intent not to renew the agreement at least 90 days prior to the end of any three-year period. The Company did not receive any revenue under the Joint Services Agreement through October 31, 1998. By a letter dated November 9, 1998, the Company received written notice from Allied pursuant to which Allied purportedly terminated the Joint Services Agreement without cause, effective December 9, 1998. The Company is contesting this termination through arbitration. (See "Item 3-Legal Proceedings-Contractual Dispute" for a more detailed explanation of this matter).

     Excess Performance Revenues from Blue Cross and Blue Shield of Rhode Island ("BCBSRI")

      The Company earned excess performance revenues from BCBSRI for BCBSRI's calendar year ended December 31, 1997. The Company realized approximately $1,300,000 in excess performance revenues during the fiscal year ended October 31, 1998 compared to approximately $210,000 for the last fiscal year ended October 31, 1997. Management anticipates that this excess performance revenue will not continue during fiscal year 1999. Additionally, the Company re-negotiated the services agreement with BCBSRI, which was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended July 31, 1997 and is incorporated by reference herein. This agreement provides for fixed compensation and a small amount of incentive revenues at stake for the Company. Management estimates the revenue realized from this customer during the fiscal year to end October 31, 1999 will be approximately $1,300,000 less than the aggregate amounts of approximately $3,100,000 received for the fiscal year ended October 31, 1998. Management plans to replace this revenue by entering into more contracts and expanding its customer base. However, there can be no assurances that management will be successful in expanding its customer base and replacing this non-recurring revenue stream during fiscal year 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements").

Results of Operations--1998 Compared to 1997

      Revenues:

                                                                   Year Ended
                                               -------------------------------------------------
                                                        1998                       1997
                                               ----------------------     ----------------------
                                                  Amount      Percent        Amount      Percent
                                               -----------    -------     -----------    -------
Revenues from fixed-fee arrangements           $16,821,000       89%      $12,970,000       92%
Revenues from performance-based arrangements     2,064,000       11%          834,000        6%
Consulting revenues                                 18,000        0%          273,000        2%
                                               -----------      ---       -----------      ---
                           Total revenues      $18,903,000      100%      $14,077,000      100%
                                               ===========      ===       ===========      ===

      Total revenues for the fiscal years ended October 31, 1998 and October 31, 1997 were approximately $18,903,000 and $14,077,000, respectively. The increase in the current year was primarily attributable to: (i) excess performance revenues of approximately $1,300,000 from BCBSRI, (ii) increased revenues from Allied of approximately $900,000, and (iii) increased fixed compensation revenue of approximately $2,300,000 from the Company's core contracts as a result of the re-negotiation efforts during fiscal year 1997.

      These incremental revenues are largely offset by increased selling, general and administrative expenses of approximately $1,500,000 as a result of the Company's enhanced product development efforts as well as its increased emphasis on marketing and sales during the fiscal year ended October 31, 1998. Additionally, the Company has experienced a shift in its revenue mix as a result of the re-negotiation of two major contracts during the prior fiscal year, leading to increased fixed fees being recognized for the year ended October 31, 1998 of approximately $3,851,000 over the amount in the corresponding 1997 period.

      Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself. Management believes its estimated performance-based revenues contained in reported revenues for the twelve months ended October 31, 1998 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-KSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

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

Cost of services - Cost of services for the fiscal years ended October 31, 1998 and October 31, 1997 were approximately $7,903,000 and $7,937,000, respectively. The decrease in the cost of services of approximately $34,000 is largely due to increases in personnel costs of approximately $213,000, professional and consulting costs of approximately $79,000, primarily offset by decreases in information and communication costs of approximately $225,000, and a decrease of approximately $89,000 in other costs.

Operating expenses

Selling, general and administrative:

      Selling, general and administrative costs during the fiscal year ended October 31, 1998 were $6,842,000 compared to $5,278,000 in the prior fiscal year. The increase in selling, general and administrative costs of approximately $1,564,000 is largely due to increases in personnel costs of approximately $737,000 including incentive compensation paid to executive management of approximately $275,000, an increase in travel costs of approximately $94,000, and facility costs of approximately $20,000, an increase in telephone costs of approximately $69,000 and an increase in professional and consulting costs of approximately $739,000 in connection with a proposed corporate transaction that was later abandoned. The Company experienced increased marketing and sales costs during the period ended October 31, 1998. This increase is attributable to the Company's increased marketing and sales efforts, as well as, increased emphasis on new product development.

      While management has taken and intends to take additional steps to reduce general and administrative costs, any future reductions in such costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance that management will be successful in reducing general and administrative costs by any significant amount. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statements")

Depreciation and amortization:

      Depreciation and amortization for the fiscal year ended October 31, 1998 aggregated $1,143,000, of which $538,000 is included in cost of services, compared to $1,033,000 for the fiscal year ended October 31, 1997, of which $549,000 is included in cost of services. Depreciation and amortization for the year ended October 31, 1998 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ in connection with the acquisition of CHCM of approximately $122,000 (See "Notes to Financial Statements - Introduction and Background"), amortization of approximately $337,000 relating to other intangible assets and depreciation of property and equipment of approximately $683,000.

Interest expense:

      Net interest expense during the fiscal year ended October 31, 1998 was $305,000 compared with net interest expense of $371,000 for the year ended October 31, 1997. The decrease in net interest expense of approximately $66,000 is largely due to decreased interest costs under the IBM master lease agreement of approximately $62,000 and decreased interest costs related to the CW Note of approximately $53,000 (for a more detailed explanation of the CW Note, see "Notes to Financial Statements - Introduction and Background"). These decreases were partially offset by increased interest costs under the Horizon BCBSNJ Note of approximately $53,000 (for a more detailed explanation of the Horizon BCBSNJ Note, see "Financial Condition-Liquidity and Capital Resources").

Financial Condition

Liquidity and Capital Resources:

      At October 31, 1998, the Company had cash of $3,745,000 and a working capital surplus of approximately $1,077,000. At October 31, 1997, the Company's cash balance was $1,038,000 and the working capital deficiency was approximately $2,487,000. The decrease in working capital deficiency of approximately $3,564,000 is largely due to the conversion of the $2,000,000 CW Note for Common Stock, increased BCBSRI performance revenues of approximately $1,300,000, as well as increased revenues from the Company's core contracts of approximately $2,300,000 and from Allied of approximately $900,000.

      Net cash provided from operating activities amounted to approximately $4,415,000 and $1,117,000 for the fiscal years ended October 31, 1998 and 1997, respectively. This improvement is largely due to the increased operating income generated during the fiscal year ended October 31, 1998.

      Net cash used by investing activities amounted to approximately $1,133,000 and $623,000 for the fiscal years ended October 31, 1998 and 1997, respectively. This increase of approximately $490,000 is primarily due to increased capital expenditures incurred in connection with Software Development during the current fiscal year.

      Net cash used by financing activities amounted to approximately $575,000 and $623,000 for the fiscal years ended October 31, 1998 and 1997, respectively. This decrease of approximately $48,000 is primarily due to reduced payments related to the IBM Master lease agreement during the fiscal year ended October 31, 1998.

      While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its Credit Agreement with Summit Bank will provide adequate capital resources to support the Company's anticipated cash needs for fiscal year ending October 31, 1999.

Financing:

      Amounts payable pursuant to long-term financing arrangements as of October 31, 1998 consisted of approximately $422,000 of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The Master Lease expires in 1999, and bears interest at 11.39% per annum. The Company's obligations under this Master Lease arrangement are guaranteed by Horizon BCBSNJ.

      Pursuant to the BCBSNJ Note, the Company owes $1,863,000 to Horizon BCBSNJ due in equal monthly payments of principal and interest commencing on October 1, 1998 and ending on June 30, 2000, at which time such amount is payable and due in full. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

      Effective June 30, 1998, the CW Note (plus $377,000 accrued interest) issued by the Company to CW Ventures was automatically converted into 7,799,997 shares of the Company's Common Stock and the CW Note was then canceled.

      In connection with management's decision to more effectively streamline its operations, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional leasehold improvement, software and computer hardware costs during the first and second quarter of fiscal 1999 of approximately $500,000. Such costs are expected to be financed with the Company's current cash reserves and future operating cash flows.

      The Company has a credit facility with a bank that provides for a $1,500,000 working capital revolver to be used for general working capital needs, which has been extended through September 3, 1999. In September of 1998, the bank issued an irrecovable letter of credit in the amount of $250,000 for the account of the Company in favor of a vendor as security for the Company's obligation under a noncancelable operating lease. This letter of credit is issued under the Company's credit facility and the availablity is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company.

Year 2000

      In connection with Year 2000 compliance, the Company has assessed its various information and technology systems and does not believe that it will be required to incur any significant costs to correct any Year 2000 deficiencies.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The Company's directors, executive officers and control persons are as follows:

     Name                        Age    Positions with the Company
     ----                        ---    --------------------------
     William J. Marino (1)       55     Chairman of the Board of Directors
     Robert J. Pures (2)         53     Director
     Barry Weinberg (1)          60     Director
     David McDonnell (1) (2)     56     Director
     Walter Channing, Jr. (2)    58     Director
     Thomas P. Riley(3)          41     Director, President and Chief
                                        Executive Officer
     Richard W. Freeman (4)      51     President and Chief Operating Officer
     David Noone (5)             45     Director, Chief Executive Officer
     Stephan D. Deutsch          55     Senior Vice President and National
                                        Medical Director
     Elaine del Rossi            51     Senior Vice President, Marketing
                                        and Sales
     David G. DeBoskey           33     Vice President, Finance and Accounting

----------
(1)   Member of Compensation Committee
(2)   Member of Audit Committee
(3) Resigned as President and Chief Executive Officer effective October 30, 1998. Resigned as director effective November 16, 1998.
(4)   Appointed  President and Chief  Operating  Officer  effective  October 30,
      1998.
(5)   Effective January 8, 1999.

      There is no family relationship between any Director or Executive Officer of the Company. At a meeting of the Company's Board of Directors held on January 14, 1997, a Compensation Committee and Audit Committee were formed.

      All directors of the Company are elected by the stockholders of the Company or, in the case of a vacancy, are elected by the directors then in office to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.

      The Company, Horizon BCBSNJ and CW Ventures are parties to the Stockholders' Agreement, pursuant to which Horizon BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members will be management of the Company acceptable to CW Ventures and Horizon BCBSNJ, and there shall be one non-employee outside director who is acceptable to CW Ventures and Horizon BCBSNJ (See "Description of Business - Change in Control" above). CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. Horizon BCBSNJ has designated William J. Marino and Robert J. Pures as members of the Board. There is currently one vacancy on the Board, which vacancy is one of the Company's management directorships.

      The following sets forth certain information with respect to each Director and Executive Officer of the Company:

      William J. Marino--Since February 1996, a director of the Company. Since December 1993, a director of Contemporary HealthCare Management Systems, Inc. Since January 1994, President and Chief Executive Officer and director of Horizon BCBSNJ. From January 1992 through December 1993, Senior Vice President of Horizon BCBSNJ. Mr. Marino also currently serves as a director of Digital Solutions, Inc.

      Robert J. Pures--Since February 1996, a director of the Company. Since 1995, Senior Vice President Administration, Chief Financial Officer and Treasurer of Horizon BCBSNJ. From October 1985 through July 1995, Vice President
- Finance and Treasurer of Horizon BCBSNJ.

      Barry Weinberg--Since May 1997, a director of the Company. Since 1981, President of the CW Group, Inc., a company engaged in investing in the health care field. Mr. Weinberg currently serves on the Board of Directors of Autoimmune Inc., as well as a number of privately owned companies, and is a general partner of CW Partners III, L.P. ("CW Partners").

      Walter Channing, Jr.--Since May 1997, a director of the Company. Since 1981 Vice President of the CW Group, Inc., a company engaged in investing in the health care field. Mr. Channing currently serves as a director for a number of privately owned companies, and is a general partner of CW Partners.

      Thomas P. Riley--From August 1996 through October 30, 1998, President and Chief Executive Officer of the Company. From August 1996 through November 16, 1998, a director of the Company. From February 1995 through February 1996, Vice President of Charter Medical, a company engaged in the health care services business. From April 1988 through February 1995, President and Chief Executive Officer of National Mentor, Inc., a company engaged in the mental health care services business.

      David J. McDonnell--Since January 1997, a director of the Company. Since December 1993, a director of Value Health, Inc., a company engaged in the health care service business. From September 1984 to December 1993, Chief Executive Officer of Preferred Health Care, Inc., a company engaged in the mental health care services business.

      Richard W. Freeman, M.D.--Since October 30, 1998 President and Chief Operating Officer of the Company. From September 1997 through October 1998, Executive Vice President of the Company. From April 1995 through September 1997, Senior Vice President of CAHS. From 1994-1995, Vice President for Medical Affairs, Johns Hopkins Bayview Medical Center, a 667 bed academic medical center. From 1992-1994, Director, Office of Managed Care Programs and Physician Support Services, Johns Hopkins Bayview Medical Center, The Johns Hopkins Health System, Baltimore, Maryland.

      David Noone -- Since January 8, 1999, a director of the Company. Since January 8, 1999, Chief Executive Officer. Mr. Noone was most recently the President and Chief Executive Officer of Value Health International where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia. Previously, he served as President and Chief Operating Officer of Preferred HealthCare, one of the largest behavioral managed care organizations in the United States that was acquired by Value Health, Inc. in 1993, upon which time he served as President and Chief Executive Officer of Value Health, Insurance Services Group where he was responsible for continued development of a diversified managed health care company serving the property casualty, group health and auto liability sectors.

      Stephan D. Deutsch, M.D. - Since July 1995, Senior Vice President and National Medical Director of CAHS. Prior to 1995, Dr. Deutsch served as both the President and Medical Director of a leading provider of outpatient services for the prevention, treatment and management of work-related injuries and illnesses in Rhode Island.

      Elaine del Rossi - Since April 1998, Senior Vice President of Marketing and Sales of the Company. From 1997-1998, Senior Vice President of Marketing and Sales for a leading provider of Preventive Health Programs. From 1980 to 1994, Ms. del Rossi served as an executive in marketing and sales positions for two large insurance companies where she was responsible for the introduction and development of several new product lines, as well as, overseeing global business and marketing plans for these organizations.

      David G. DeBoskey, C.P.A.--Since November 1997, Vice President of Finance and Accounting of the Company. From April 1996 through November 1997, Director of Finance and Accounting of the Company. From August 1992 through April 1996, Accounting Manager and Subsidiary Controller for two (2) New Jersey hospitals. From March 1991 through August 1992, Accounting Manager for a Manufacturing Company. Prior to 1991, Mr. DeBoskey served as a Staff Accountant for an international accounting firm where he served a number of healthcare and manufacturing clients.

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

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1998 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements, with the exception that the annual statement of beneficial ownership (Form 5) was not filed by CW Ventures II, L.P. on a timely basis. Appropriate corrective action is being taken by this entity.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three fiscal years ended October 31, 1998, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers during such periods. None of the named individuals was employed by the Company prior to the 1995 fiscal year.

                           Summary Compensation Table

                                                          Annual Compensation                    Long-Term Compensation
                                                  ------------------------------------------    -------------------------
                                                                                               Securities
                                                                                Other          Underlying
                                   Year Ended                                  Annual         Options/SARs     All Other
Name and Principal Position        October 31      Salary       Bonus       Compensation (3)      (#s)       Compensation
---------------------------        ----------      ------       -----       ----------------     -------     ------------
Thomas P. Riley                       1998        $275,000                     $70,138                         $ 4,313 (4)
President and CEO                     1997        $230,800     $300,000                                        $ 4,115 (4)
                                      1996        $127,500

Richard W. Freeman, M.D. (1)          1998        $266,698     $ 35,000                                        $ 4,917 (4)
President and COO                     1997        $254,000     $ 35,000        $25,000                         $ 5,881 (4)
                                      1996        $245,000                                       250,000       $ 2,498 (4)

Stephan D. Deutsch, M.D. (2)          1998        $294,231     $ 31,538
Senior Vice President and             1997        $284,615     $ 69,231
National Medical Director of CAHS     1996        $259,615     $ 23,000                          250,000

Elaine del Rossi(5)                   1998        $ 80,000     $ 50,000
Senior Vice President
Marketing and Sales

----------
(1) Dr. Freeman joined the Company on April 26, 1995 and is paid an annual salary of $275,000 under the terms of his amended and restated employment agreement dated September 29, 1998.

(2) Dr. Deutsch joined the Company on July 1, 1995 and is paid an annual salary of $300,000 under the terms of his employment agreement.

(3) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days that were paid.

(4)   Represents   Company   matching   contributions   to   a   401(k)   profit
      sharing/savings plan.

(5) Ms. del Rossi joined the Company on March 25, 1998 and is paid an annual salary of $160,000 under the terms of her employment agreement. The salary and bonus set forth above represents compensation for partial year only.

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

      Options covering a total of 1,933,334 shares have been granted and options covering 758,334 shares are outstanding under the Stock Plans. Additional non-plan options 667,919 shares in the aggregate are outstanding at October 31, 1998.

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                               Number of           Value of
                                            Shares Underlying     Unexcerised
                                              Unexercised        In-the-Money
                                               Options at         Options at
                                            October 31, 1998   October 31, 1998
                                              Exercisable/        Exercisable/
Name                                          Unexercisable      Unexercisable
----                                          -------------      -------------
Thomas P. Riley                               N/A                     N/A
Stephan D. Deutsch, M.D. (2)                  166,667/83,333          $0/$0
Richard W. Freeman, M.D. (1)                  166,667/83,333          $0/$0
Elaine del Rossi                              N/A                     N/A
----------
Based upon the average Bid and Asked prices on the OTC Bulletin Board of the Company's Common Stock on January 20, 1999.

(1) Effective July 24, 1996, Dr. Freeman was awarded options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.78 per share.

(2) Effective July 24, 1996, Dr. Deutsch was awarded options to purchase 250,000 shares of Common Stock of the Company (replacing options to purchase 16,667 shares previously granted to Dr. Deutsch during fiscal
      1995) at an exercise price of $.78 per share.

      No options were granted to or exercised by the named executives during the fiscal year ended October 31, 1998.

Description of the Stock Plans:

      The 1996 Plan is administered by a committee, which consists of two or more disinterested directors of the Board of Directors of the Company (the "Compensation Committee"). Pursuant to the terms of the 1996 Plan, the Committee, along with the Board, will select persons to be granted options and will determine: (i) whether the respective option is to be a non-statutory, non-qualified option or an incentive option; (ii) the number of shares of the Company's Common Stock purchasable under such option; (iii) the time or times when the option becomes exercisable, except that no incentive or non-statutory, non-qualified option shall be exercised and sold by the recipient prior to six
(6) months from the date of grant; (iv) the exercise price cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company; and (v) the duration of the option, which cannot exceed ten (10) years. Incentive Options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-statutory, non-qualified Options may be granted to any employees (including employees who have been granted Incentive Options) and other persons who the Board or the Committee may select.

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

      All options granted under the 1996 Plan and the Director Plan are exercisable during the option holder's lifetime only by the option holder (or his or her legal representative) and only while such option holder is in the Company's employ or is a Company director. With respect to both the 1996 Plan and the Director Plan, in the event of termination of employment or of his or her directorship, such person shall have three (3) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. With respect to the 1996 Plan, in the event of termination of employment due to death or disability of the option holder, such beneficiary shall have twelve (12) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. With respect to the Director Plan, in the event of termination of the option holder's directorship due to death, such beneficiary shall have twelve (12) months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date.

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

Resignations, Employment Contracts and Board Appointments

  Resignation of Chief Executive Officer, President and Directors

      Pursuant to written letter to the Board of Directors dated September 29, 1998, Thomas P. Riley resigned as President and Chief Executive Officer of the Company, effective October 30, 1998. Mr. Riley resigned as a director of the Company effective November 16, 1998.

  Noone Employment Agreement

      Effective as of January 8, 1999 the Company entered into an Employment Agreement and Confidentiality, Invention and Non-Compete Agreement of even date therewith with David Noone, its current Chief Executive Officer (collectively, the "Noone Agreements"), which are attached as Exhibit 10.32 and 10.33 hereto, respectively and are incorporated by reference herein. The Noone Agreements provide for a one-year term commencing January 8, 1999, with annual compensation of $300,000 per annum. The Company will pay Mr. Noone a severance payment equal to six-months salary if he is terminated upon a "Change of Control" (as defined below). In addition, Mr. Noone is subject to a non-compete restriction during the term of employment plus two years thereafter. The Noone Agreements further provide for the issuance of stock options as of the commencement date providing Mr. Noone with an option to purchase Common Stock in an amount equal to four per cent (4%) of the Company's capitalization on such date, upon the terms and conditions set forth therein. These options are subject to accelerated vesting, if: (a) the Company's Common Stock reaches certain target levels or (b) either of the Company's two largest shareholders, Horizon BCBSNJ and CW Ventures, sells or transfers its shares of Common Stock to a non-affiliated party ("Change of Control") for a price at least 300% higher than the average sales price of the Company's Common Stock, during the thirty (30) days prior to his employment with the company, as reported by Bloomberg Business Services. For this purpose, Horizon BCBSNJ and CW shall not be considered affiliated with each other.

      Pursuant to unanimous written consents of each of the Compensation Committee of the Board of Directors and the Board of Directors of the Company, dated January 8, 1999, David Noone was appointed a "management director" of the Board of Directors effective as of January 8, 1999, filling a vacancy on the Board.

  Freeman Employment Agreement

      The Company entered into an Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard Freeman, M.D., the current President and Chief Operating Officer of the Company and CAHS (the "Freeman Employment Agreement"). The Freeman Employment Agreement is attached as Exhibit
10.36 hereto and is incorporated by reference herein. The term of the Freeman Employment Agreement commenced on October 30, 1998 and continues for a two-year period, with an additional one-year renewal. Dr. Freeman is entitled to an annual salary of $275,000, plus other benefits set forth therein. The Freeman Employment Agreement provides for a cash bonus in the amount of $95,000 in the event of a "Change in Control of the Company" (as defined therein). The Freeman Employment Agreement also contains a non-compete restriction during the term of Dr. Freeman's employment plus two years thereafter.

  del Rossi Employment Agreement

      Effective as of March 25, 1998 the Company entered into an Employment Agreement (the "del Rossi Employment Agreement") and Confidentiality, Invention and Non-Compete Agreement (the "Confidentiality Agreement") of even date therewith with Elaine del Rossi, the current Senior Vice President for Marketing and Sales of the Company, which are attached as Exhibit 10.37 and 10.38 hereto, respectively, and are incorporated by reference herein. The term of the del Rossi Employment Agreement commenced on March 25, 1998 and continues for a one-year period, with successive one-year renewal terms. Ms. del Rossi is entitled to an annual salary of $160,000, plus other benefits set forth therein. The del Rossi Employment Agreement provides for a cash bonus of $50,000 upon Ms. del Rossi's commencement of employment with the Company. In addition, Ms. del Rossi is entitled to commissions as additional compensation if certain sales goals are met. The del Rossi Confidentiality Agreement contains a non-compete restriction during the term of Ms. del Rossi's employment plus one year thereafter.

  Deutsch Employment Agreement

      Effective as of April 28, 1998 the Company and CAHS entered into an Employment Agreement with Stephan D. Deutsch, M.D. (the "Deutsch Employment Agreement"), the current Senior Vice President of CAHS and National Medical Director of CAHS, which is attached as Exhibit 10.39 hereto and is incorporated by reference herein. The term of the Deutsch Employment Agreement commenced on April 28, 1998 and continues for a two-year period, with a successive one-year renewal term. Dr. Deutsch is entitled to an annual salary of $250,000, an annual supplemental salary of $50,000 for his services as National Medical Director of CAHS, plus other benefits set forth therein. Under the Deutsch Employment Agreement, Dr. Deutsh is entitled to participate in any CAHS' Executive Annual Bonus Incentive Plan as may be established by the Board. The Deutsch Employment Agreement also contains solicitation and non-compete restrictions during the term of Dr. Deutsch's employment plus one year thereafter.

Compensation of Directors:

      The Company executed a Consultation Agreement dated October 1, 1997, which was attached as Exhibit 10.21 to the Company's Form 10-KSB for the period ended October 31, 1997 and is incorporated by reference herein, with an independent director of the Company, David McDonnell, providing for compensation of $25,000 per month for the last three months of calendar year 1997 (October 1997-December
1997) for an aggregate amount of $75,000. The Company paid $50,000 during the fiscal year ended October 31, 1998 under the terms of this agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and Directors as a group, in each case, as of December 23, 1998. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     Beneficial Ownership of Common Stock by
                       Certain Stockholders and Management

                                                                       Number of Shares       Percent of
Name                                                                 Beneficially Owned(1)   Ownership(2)
----                                                                 ---------------------   ------------
Horizon Blue Cross and Blue Shield of
  New Jersey, Inc. (3)(4)(5)..................................            37,617,420            45.77

CW Ventures II, L.P.(5)(6)(7)..................................           37,784,087            45.79

William J. Marino(3)...........................................                  334                *

Robert J. Pures(3).............................................                    0              n/a

David J. McDonnell(9)..........................................                    0              n/a

Walter Channing, Jr.(5)(6)(7)(8)...............................           37,784,087            45.79

Charles Hartman(5)(6)(7)(8)....................................           37,784,087            45.79

Barry Weinberg(5)(6)(7)(8).....................................           37,784,087            45.79

Thomas P. Riley(10) (11).......................................                    0              n/a

                                                                       Number of Shares       Percent of
Name                                                                 Beneficially Owned(1)   Ownership(2)
----                                                                 ---------------------   ------------
Stephan Deutsch, M.D(1)(2)(12).................................              166,667                *

Richard W. Freeman, M.D(1)(2)(12)..............................              166,667                *

Elaine del Rossi (12)..........................................                    0              n/a

David Noone (12)...............................................                    0              n/a

Current Directors and Executive Officers as
a Group (seven persons)........................................           38,117,421            46.19

----------
*   Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Includes outstanding shares and shares subject to options exercisable within 60 days.

(2) The percent beneficially owned by any person or group who held options exercisable within 60 days of December 23, 1998 has been calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding.

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

(6) The business address of such person or entity is 1041 Third Avenue, New York, New York 10021.

(7) Includes 7,799,997 shares of Common Stock issued upon conversion of the CW Note, 25,914,222 shares of Common Stock issued by the Company on February 27, 1997 for failure to meet certain revenue and income thresholds and 166,667 shares of Common Stock issuable upon exercise of the CW Warrants. CW Ventures has sole voting and disposition power over shares owned by it.

(8) Includes 37,617,420 shares directly owned by CW Ventures and 166,667 shares of Common Stock issuable upon exercise of the CW Warrants. Messrs. Channing, Hartman and Weinberg are the general partners of CW Partners, and as such may be deemed to beneficially own such shares and to have shared voting and disposition power over such shares. Messrs. Channing, Hartman and Weinberg disclaim beneficial ownership of such shares except to the extent of their respective direct and indirect partnership interests in CW Ventures.

(9)   The  business  address of such person is 301 Aqua Court,  Naples,  Florida
      34102.

(10) The business address of such person is 3 Long Ridge Lane, Ipswich, Massachusetts 01938.

(11) Effective October 30, 1998, Mr. Riley resigned his position as President and Chief Executive Officer of the Company. Effective November 16, 1998 Mr. Riley resigned as a director of the Company.

(12) The business address of such person is 485-C Route 1 South, Iselin, New Jersey 08830.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the BCBSNJ Note, see "Description of Business - Introduction and Background." As of January 11, 1999, Horizon BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 45.77% of the outstanding Common Stock at October 31, 1998. Effective June 13, 1997 the Services Agreement with Horizon BCBSNJ was amended and restated, which amendment was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The First Amendment and Restatement of the Services Agreement requires, among other things, Horizon BCBSNJ to pay a monthly "interim payment" based on current enrollment data which is adjusted every April and October. Currently, the Company is receiving approximately $1,000,000 per month as a result of this agreement. However, due to the enrollment adjustments called for in this agreement there can be no assurances that the Company will record revenues at this level for the entire 1999 fiscal year. In addition, two (2) of BCBSNJ officers are directors of the Horizon Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ. William Marino, a director of the Company and CHCM, is also a director, President and Chief Executive Officer of Horizon BCBSNJ.

      On or about March 22, 1996, an action entitled Francis X. Bodino v. Horizon BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleged misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with Horizon BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleged that representations made on behalf of Horizon BCBSNJ by an employee of CHCM led Mr. Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demanded a variety of money damages, as well as punitive damages, against both defendants. The complaint also contained a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act.

      On or about June 29, 1998, a Settlement and Release Agreement was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC"), a subsidiary of Horizon BCBSNJ, and CW Ventures. Under this agreement, Horizon BCBSNJ has agreed to indemnify the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances which are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances which are the subject of the Bodino Action.

      The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Change in Control." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Change in Control." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 23, 1998, CW Ventures is the beneficial owner of 37,784,087 shares of Common Stock, constituting 45.79% of the outstanding Common Stock, assuming the exercise of the CW Warrants only. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company, CAHS and CHCM and is also a General Partner of CW Partners; Walter Channing, Jr., a director of the Company and is also a General Partner of CW Partners.

      Effective June 13, 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of Common Stock at $0.38 per share (the "Horizon BCBSNJ Option"), as provided in the Option Agreement dated as of June 13, 1997, between CW Ventures and Horizon BCBSNJ (the "Option Agreement") which was included as an Exhibit to the Company's Form 10-QSB for the Quarter ended July 31, 1997 and is incorporated by reference herein. If the fair market value per share of Common Stock is greater than the exercise price of the Horizon BCBSNJ Option on the applicable date of calculation, Horizon BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the Horizon BCBSNJ Option and receiving a number of shares of Common Stock according to a formula set forth in the Option Agreement. The Horizon BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set forth in the Option Agreement. Because the Company did not achieve certain financial goals, 5,015,619 shares subject to the Horizon BCBSNJ Option were non-exercisable as of October 31, 1998. The remaining shares subject to the Horizon BCBSNJ Option are exercisable if the aggregate fees received by the Company under the Horizon Healthcare Letter Agreement meet certain targets set forth in the Option Agreement for the period through February 28, 2000. However, if the Administrative Service Agreement or the Horizon Healthcare Letter Agreement are terminated at any time after October 31, 1997 by Allied without cause, the target date is accelerated. As of December 1998, at the termination of the Horizon Healthcare Letter Agreement, the Company did not meet these revenue targets. The option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ's revision of its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party and the agreement to guaranty the Summit Bank Credit Agreement (see Note J in the "Notes to the Financial Statements"). The Horizon BCBSNJ Option has been valued at $15,000 which amount will be amortized over the three-year term of the amended Services Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

      (a)   Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

2.1 Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to exhibit 2.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

2.2 Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to exhibit 2.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1            Registrant's   Certificate  of   Incorporation   incorporated  by
               reference to exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.11 Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September, 1996.

3.2 Registrant's By-Laws incorporated by reference to exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.1 Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to exhibit 10.12 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.1(a) December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to exhibit 10.12(a) filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2 Lease Agreement dated April 14, 1995 between the Registrant and Koll Life Insurance Company incorporated by reference to exhibit
               10.13 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.3 Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4 Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5 CW Exchangeable Note incorporated by reference to exhibit 10.16 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6 Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7 EHC Exchangeable Note incorporated by reference to exhibit 10.18 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8 Services Agreement dated February 22, 1996 among BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to exhibit
               10.19 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9 Stockholders' Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to exhibit
               10.20 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10 Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to exhibit 10(c) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.11 Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island ("BCBSRI") and CAHS, Inc.
               incorporated by reference to exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1997.

10.12 Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to exhibit 10(d) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.13 Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to exhibit 10(e) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.14 First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and BCBSNJ incorporated by reference to exhibit 10(b) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.15 Credit Agreement among Summit Bank, the Company and BCBSNJ, dated June 13, 1997 incorporated by reference to exhibit 10(f) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.16 Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to exhibit 10(f)(1) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.17 Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to exhibit 10(f)(2) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.18 Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to exhibit 10(f)(3) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.19 Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and BCBSNJ, of even date therewith incorporated by reference to exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company.

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc.

10.23 Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to exhibit 10.1 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

10.24 Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to exhibit 10.2 filed with CAI's Registration Statement on Form S-1 (File No. 33-89176).

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

10.27 Registrant's 1996 Stock Option Plan incorporated by reference to CAI's Information Statement dated September 1996.

10.28 Registrant's 1996 Director Stock Option Plan incorporated by reference to CAI's Information Statement dated September 1996.

10.29 Option Agreement between CW Ventures and BCBSNJ incorporated by reference to exhibit 5 of Schedule 13(d) of BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30 Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit
               10.30 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

10.31 Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to
               Exhibit 10.31 filed with the Company's Form 10-KSB for the year ended October 31, 1998.

10.32 Employment Agreement between the Company and David Noone, dated as of January 8, 1999.

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999.

10.34 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to
               Exhibit 10(a) filed with CAI's Form 10-QSB for the quarter ended July 31, 1998.

10.35 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement").

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as March 25, 1998 between the Company and Elaine del Rossi.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS.

16 Letter regarding change in accountants, incorporated by reference to exhibit 16.1 filed on CAI's Form 8-K dated June 6, 1996.

27             Financial Data Schedule

                  --------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CareAdvantage, Inc.
                                       (Registrant)

Date: January 29, 1999                 By:   /s/ David Noone
      ----------------                       ------------------------
                                       David Noone, Chief Executive Officer,
                                       Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 29, 1999                 By:   /s/ David Noone
      ----------------                       ------------------------
                                       David Noone, Chief Executive Officer,
                                       Director
                                       (Principal Executive Officer)

Date: January 29, 1999                 By:   /s/ David G. DeBoskey
      ----------------                       ------------------------
                                       David G. DeBoskey, Vice President Finance
                                       (Principal Financial and Accounting
                                       Officer)

Date: January 29, 1999                 By:   /s/ William J. Marino
      ----------------                       ------------------------
                                       William J. Marino, Director

Date: January 29, 1999                 By:   /s/ Robert J. Pures
      ----------------                       ------------------------
                                       Robert J. Pures, Director

Date: January 29, 1999                 By:   /s/ Barry Weinberg
      ----------------                       ------------------------
                                       Barry Weinberg, Director

Date: January 29, 1999                 By    /s/ Walter Channing, Jr.
      ----------------                       ------------------------
                                       Walter Channing, Jr., Director

Date: January 29, 1999                 By:   /s/ David McDonnell
      ----------------                       ------------------------
                                       David McDonnell, Director

                               CAREADVANTAGE, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-KSB

                   For the Fiscal Year Ended October 31, 1998

                                                                           Page
                                                                           ----

Included in Part II:

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of October 31, 1998 and October 31, 1997     F-3

Consolidated Statements of Operations for the years ended
October 31, 1998, and October 31, 1997                                      F-4

Consolidated Statements of Changes in Stockholders Equity
(Capital Deficiency) for the Years ended October 31, 1998
and October 31, 1997                                                        F-5

Consolidated Statements of Cash Flows for the years ended
October 31, 1998 and October 31, 1997                                       F-6

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

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of CareAdvantage, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries as at October 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP

New York, New York
November 25, 1998

With respect to Note N
January 26, 1999

CAREADVANTAGE, INC.

                           Consolidated Balance Sheets

                                                                         October 31,
                                                                    1998            1997
                                                                ------------    ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                    $  3,745,000    $  1,038,000
   Accounts receivable for services:
      Stockholder                                                  1,080,000       1,047,000
      Other                                                          667,000         408,000
   Other current assets                                               75,000         255,000
                                                                ------------    ------------
        Total current assets                                       5,567,000       2,748,000

Property and equipment, at cost less accumulated depreciation      1,374,000       1,468,000

Intangible assets                                                  1,768,000       1,684,000
Other assets                                                          91,000          81,000
                                                                ------------    ------------
                                                                $  8,800,000    $  5,981,000
                                                                ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current liabilities:
   Current portion of capital lease obligation                  $    422,000    $    575,000
   Note payable-stockholder                                                        2,000,000
   Accounts payable                                                  163,000         351,000
   Due to stockholder                                              1,153,000          89,000
   Due to customer                                                   902,000
   Accrued payroll and related benefits                            1,211,000         563,000
   Accrued expenses and other current liabilities                    455,000       1,012,000
   Deferred revenue, current                                         184,000         645,000
                                                                ------------    ------------
        Total current liabilities                                  4,490,000       5,235,000

Capital lease obligations, less current portion                                      422,000
Due to stockholder, less current portion                             710,000       1,774,000
Deferred revenue and other liabilities, less current portion         116,000         526,000
                                                                ------------    ------------
                                                                   5,316,000       7,957,000
                                                                ------------    ------------
Commitments and contingencies

Stockholders' equity (capital deficiency):
   Preferred stock - par value $.10 per share;
      authorized 10,000,000 shares; none issued
   Common stock - par value $.01 per share, authorized
      90,000,000 shares; issued and outstanding
      82,189,883 and 74,389,886                                       82,000          74,000
   Additional capital                                             22,009,000      19,640,000
   Accumulated deficit                                           (18,607,000)    (21,690,000)
                                                                ------------    ------------
                                                                   3,484,000      (1,976,000)
                                                                ------------    ------------
                                                                $  8,800,000    $  5,981,000
                                                                ============    ============

See notes to financial statements                                            F-3

CAREADVANTAGE, INC.

                     Consolidated Statements of Operations

                                                        Year Ended October 31,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------

Net revenues                                          $18,903,000    $14,077,000
Cost of services                                        7,903,000      7,937,000
                                                      -----------    -----------

Gross profit                                           11,000,000      6,140,000
                                                      -----------    -----------
Operating expenses:
   Selling general and administrative                   6,842,000      5,278,000
   Depreciation and amortization                          605,000        484,000
                                                      -----------    -----------

      Total operating expenses                          7,447,000      5,762,000
                                                      -----------    -----------

Operating income                                        3,553,000        378,000

Interest expense                                          305,000        371,000
                                                      -----------    -----------

Income before provision for income tax                  3,248,000          7,000
Provision for income taxes                                165,000
                                                      -----------    -----------
         Net income                                   $ 3,083,000    $     7,000
                                                      ===========    ===========
Net income per share of common stock - basic
 and diluted                                          $       .04    $       .00
                                                      ===========    ===========
    Weighted average number of common shares
       outstanding -  basic and diluted                76,990,000     74,390,000
                                                      ===========    ===========


See notes to financial statements                                            F-4

CAREADVANTAGE, INC.

      Consolidated Statements of Stockholders' Equity (Capital Deficiency)

                                                       Common Stock
                                                  ----------------------
                                                    Number        Par                                           Stockholders'
                                                      of         Value        Additional       Accumulated     Equity (Capital
                                                    Shares       Amount         Capital          Deficit          Deficiency)
                                                ------------    --------     ------------    -------------     ---------------
Balance as of November 1, 1996                    24,233,327    $ 24,000     $ 19,690,000    $ (21,697,000)      $(1,983,000)
Issuance of common stock to Horizon BCBSNJ
   and CW Ventures                                50,156,559      50,000          (50,000)                                 0
Net income for the year ended October 31,                                                            7,000             7,000
   1997
                                                ------------    --------     ------------    -------------     -------------
Balance as of October 31, 1997                    74,389,886      74,000       19,640,000      (21,690,000)       (1,976,000)
Exchange of CW Ventures note for common
   stock                                           7,799,997       8,000        2,369,000                          2,377,000
Net income for the year ended October 31,
   1998                                                                                          3,083,000         3,083,000
                                                ------------    --------     ------------    -------------     -------------

Balance as of October 31, 1998                    82,189,883    $ 82,000     $ 22,009,000    $ (18,607,000)    $   3,484,000
                                                ============    ========     ============    =============     =============


See notes to financial statements                                            F-5

CAREADVANTAGE, INC.

                      Consolidated Statements of Cash Flows

                                                                         Year Ended October 31,
                                                                       --------------------------
                                                                           1998           1997
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income                                                          $ 3,083,000    $     7,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                      1,143,000      1,033,000
      Changes in:
        Due to/from stockholder                                            (33,000)    (1,117,000)
        Due to/from customers                                             (259,000)
        Other assets                                                       170,000       (127,000)
        Accounts payable                                                  (188,000)      (218,000)
        Accrued expenses and other liabilities                             468,000        417,000
        Deferred revenue                                                    31,000      1,122,000
                                                                       -----------    -----------
           Net cash provided by operating activities                     4,415,000      1,117,000

                      Cash flows from investing activities:
   Capital expenditures                                                 (1,133,000)      (623,000)

Cash flows from financing activities:
   Principal payments under long-term debt                                (575,000)      (623,000)
                                                                       -----------    -----------

                Net increase (decrease) in cash and cash equivalents     2,707,000       (129,000)
Cash and equivalents - beginning of year                                 1,038,000      1,167,000
                                                                       -----------    -----------
                  Cash and equivalents - end of year                   $ 3,745,000    $ 1,038,000
                                                                       ===========    ===========
Noncash operating activity:
   Reclassification of deferred revenue due to customer as a result
      of cancellation of contract                                      $   902,000

Noncash financing activities:
  Effective June 30, 1998,  the $2,000,000 principal amount
    8% exchangeable note (plus $377,000 accrued interest) issued by the Company to CW Ventures II L.P. was automatically cancelled and converted into 7,799,997 shares of the Company's common stock

Supplemental disclosures of cash flow information:
   Interest paid                                                       $    85,000    $   152,000
   Income taxes paid                                                   $   115,000


See notes to financial statements                                            F-6

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE A - INTRODUCTION AND BACKGROUND

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

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey (formerly Blue Cross and Blue Shield of New Jersey, Inc.) ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of (i) 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share for an aggregate of $1,000,000; and (ii) a $2,000,000 principal amount 8% Exchangeable Note which matured on June 30, 1998 (the "CW Note") and was then converted into 7,799,997 shares of the Company's common stock.

Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary. The CHCM stock was acquired in exchange for CAHS's $3,600,000 principal amount 8% Exchangeable Note (the "Horizon BCBSNJ Note") which, in turn, was exchanged on September 30, 1996 for 13,375,000 shares of the Company's common stock.

Pursuant to the terms of the CW Note and the Horizon BCBSNJ Note, because the Company failed to realize at least $15 million in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, on February 27, 1997, the Company issued an aggregate of 50,156,559 additional shares of common stock to these stockholders, which increased the beneficial ownership percentage of each of Horizon BCBSNJ and CW Ventures to approximately 45% on a fully diluted basis.

The Company, Horizon BCBSNJ and CW Ventures are parties to a stockholders' agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of Horizon BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for:
(i) two designees of CW Ventures; (ii) two designees of Horizon BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and Horizon BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJ. The Stockholders' Agreement prevents the Company from taking certain material actions without Horizon BCBSNJ's and/or CW Ventures' or their designated directors' consent.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Principles of consolidation:

      The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS' wholly owned subsidiary, CHCM. Significant intercompany accounts and transactions have been eliminated in consolidation.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

      (c) Revenue under fee-for-service arrangements is recorded for special projects or the review of cases assigned to the Company on a per case or hourly basis.

In August of 1998 the Company received notice from one of its customers, that it had decided to resume internal network management that it had been outsourcing indirectly to the Company. Accordingly, a letter agreement between the Company and this customer was terminated effective in December 1998. Revenues for the Company from this contract were approximately $1,432,000 for the twelve-month period ended October 31, 1998. The Company has deferred approximately $902,000 to cover the re-payment of performance penalties related to this contract.

[3]   Depreciation and amortization:

Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method. Depreciation and amortization included in cost of services amounted to $538,000 and $549,000 for the years ended October 31, 1998 and 1997, respectively.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]   Per share data:

      Net income per share has been computed based on the weighted average number of shares outstanding during the periods. Additional shares issued to Horizon BCBSNJ in February 1997 pursuant to the terms of the Horizon BCBSNJ Note have been included as if outstanding from November 1, 1996. Additional shares issued to CW Ventures in February 1997 pursuant to the CW Note, have been included as if outstanding since February 22, 1996, the date of CW Ventures' investment in the Company. 7,799,997 additional shares of common stock, which were issued to CW Ventures upon exchange and cancellation of the CW Note as of June 30, 1998, have been included from the date of the exchange. Common stock equivalents have not been included since they are not dilutive.

      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement became effective for the first quarter of the Company's 1998 fiscal year. The adoption of SFAS 128 did not have any effect on the computation of income (loss) on the Company's per share of common stock.

[5]   Cash equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents.

[6]   Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist of accounts receivable. The Company currently markets its services to Blue Cross and Blue Shield companies. Collateral is not required.

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

[9]   Major customers:

Two of the Company's customers accounted for approximately 67% (Horizon BCBSNJ) and 17% of net revenues in 1998 and approximately 77% (Horizon BCBSNJ) and 11% of net revenues in 1997. The loss of any one of these customers would have a material adverse impact on the Company's business.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]  Stock-based compensation:

The Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note G).

NOTE C - INTANGIBLE ASSETS

Intangible assets net of accumulated amortization consist of the following:

                                                        October 31,
                                              ------------------------------
                                                   1998             1997
                                              ------------     -------------
          Service agreement                   $    855,000     $     978,000
          License fees                             200,000           400,000
          Software development cost                713,000           306,000
                                              ------------     -------------
                                              $  1,768,000     $   1,684,000
                                              ============     =============

[1]   Service agreement:

      This amount represents the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM.

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

[3]   Software development costs:

Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $135,000 and $127,000 for the years ended October 31, 1998 and 1997, respectively.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             October 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

   Computer equipment                                $ 1,284,000    $   707,000
   Furniture and fixtures                                466,000        459,000
   Office machines and telephone equipment               231,000        227,000
   Leasehold improvements                                106,000        105,000
   Equipment under capital lease, consisting of:
      Computer equipment                                 860,000        860,000
      Telephone equipment                                156,000        156,000
      Leasehold improvements                             309,000        309,000
                                                     -----------    -----------
                                                       3,412,000      2,823,000
   Less accumulated depreciation and amortization     (2,038,000)    (1,355,000)
                                                     -----------    -----------
                                                     $ 1,374,000    $ 1,468,000
                                                     ===========    ===========

Amortization in connection with equipment under capital leases amounted to $321,000 and $326,000 during 1998 and 1997, respectively.

NOTE E - CAPITAL LEASE OBLIGATION

The following is a schedule of the present value of minimum lease payments under capital leases as of October 31, 1998, all of which are due in the ensuing year:

     Fiscal year ending October 31, 1999                     $ 440,000
     Less amount representing interest                          18,000
                                                             ---------
     Present value of future minimum lease payments          $ 422,000
                                                             =========

The Company's obligations under the lease agreement are guaranteed by Horizon BCBSNJ.

NOTE F - DUE TO STOCKHOLDER

The amount due to stockholder represents cash advanced under the original service agreement with Horizon BCBSNJ in excess of revenues earned. This liability was subsequently restructured as a promissory note in the approximate amount of $1,863,000 to Horizon BCBSNJ with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at the five-year U.S. treasury yield, adjusted quarterly, and matures on June 30, 2000.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

[1]   Issuance of common stock:

      On June 30, 1998, the Company became contractually obligated to issue and did issue approximately 7,800,000 shares of common stock to CW Ventures pursuant to the terms of the CW Note. The offer and sale of these shares were not registered under the Securities Act of 1933, as amended.

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

The 1996 Director Stock Option Plan is also administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Director Stock Option Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 167,000 shares of common stock; (ii) at an exercise price which cannot be less than 100% of the fair market value of the common stock on the date of grant;
(iii) immediately exercisable, and (iv) for a duration of ten (10) years from the date of grant. An aggregate of 1,800,000 shares has been reserved for issuance pursuant to the 1996 Director Stock Option Plan.

No current member of the Board of Directors has been granted any options under the 1996 Director Stock Option Plan. When such options are granted, the Company will incur a charge to operations equal to their fair value.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) - (CONTINUED)

[3]   Stock option plans: (continued)

The following is a summary of stock option activity during the years ended October 31, 1998 and 1997:

                                                        1998                      1997
                                             -------------------------    ----------------------
                                                              Weighted                  Weighted
                                                               Average                   Average
                                                              Exercise                  Exercise
                                                 Shares         Price       Shares        Price
                                             ------------       -----     ---------       -----

      Outstanding at beginning of period        1,853,000       $1.50     3,028,000       $1.35
                                                                =====                     =====

      Cancelled                                  (433,000)      $1.67    (1,175,000)      $1.13
                                             ------------       =====     ---------       =====

      Outstanding at end of period              1,420,000       $1.44     1,853,000       $1.50
                                             ============       =====     =========       =====

      Exercisable at end of period              1,170,000       $1.58     1,433,000       $1.74
                                             ============       =====     =========       =====

      The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing model utilizing the following assumptions: dividend yield of 0%, volatility of 67.67%, risk-free interest rates ranging from 6.8% to 6.95% and expected life of 10 years.

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net income (loss) for the years ended October 31, 1998 and 1997 would have been approximately $3,070,000 and ($6,000) or $.04 and $0 per share, respectively.

[4]   Warrants:

In addition to 166,667 warrants issued to CW Ventures in connection with a bridge financing in a prior year, the Company issued to one of its vendors warrants to purchase 50,000 shares of the Company's common stock at a per share price equal to eighty percent of the average closing sales price of the stock for the sixty consecutive business days preceding the date of exercise. The warrants expire upon the earlier of the termination of the Agreement for Products and Services between the Company and the vendor or October 31, 1999. In January 1998, the Company cancelled the 50,000 warrants in exchange for the vendor cancelling the Company's warrant to purchase shares of the vendor's stock.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE H - INCOME TAX

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            October 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards                  $ 3,984,000    $ 4,801,000
   Accrued liabilities                                    56,000         63,000
   Deferred revenue                                      115,000        398,000
   Alternative minimum tax credit                         50,000
                                                     -----------    -----------
                                                       4,205,000      5,262,000

Deferred tax liabilities:
   Excess of book over tax cost basis of fixed
      assets and software costs                          490,000        524,000
                                                     -----------    -----------

Net deferred tax asset                                 3,715,000      4,738,000
Valuation allowance                                   (3,715,000)    (4,738,000)
                                                     -----------    -----------
                                                     $         0    $         0
                                                     ===========    ===========

The Company's deferred tax asset has been fully reserved as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $11,718,000 at October 31, 1998, expiring through 2012. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset decreased approximately $1,023,000 and $265,000 for the years ended October 31, 1998 and 1997, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                             October 31,
                                                      ------------------------
                                                          1998         1997
                                                      -----------  -----------
           Income taxes at federal statutory rate     $ 1,104,000  $     2,000
           Net operating loss carryforward benefit       (913,000)      (2,000)
           State income tax, net of federal income
              tax benefit                                 110,000
           Alternative minimum tax                         55,000
           Change in valuation reserve                   (191,000)
                                                      -----------    -----------
                                                      $   165,000  $         0
                                                      ===========  ===========

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Potential uninsured exposure to litigation:

      a) On or about March 22, 1996, an action entitled Francis X. Bodino v. Horizon BCBSNJ and CHCM (the "Bodino Action") was filed in the Law Division of the Superior Court of New Jersey in Hudson County. The complaint alleges misrepresentations with respect to the type and amount of coverage afforded by Mr. Bodino's policy with Horizon BCBSNJ, specifically with respect to coverage for heart transplantation. The complaint also alleges that representations made on behalf of Horizon BCBSNJ by an employee of CHCM led Mr.
            Bodino's surgeon to believe that contractually excluded heart transplant coverage was available. The complaint demanded a variety of money damages, as well as punitive damages, against both defendants. The complaint also contained a claim for treble damages and counsel fees under the New Jersey Consumer Fraud Act.

            On or about June 29, 1998, a Settlement and Release Agreement, was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC"), a subsidiary of Horizon BCBSNJ and CW Ventures. Under this agreement, Horizon BCBSNJ indemnifies the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances which are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances, which are the subject of the Bodino Action.

      b)    The Company has been named as a party in an action  entitled  Robert
            T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The complaint seeks compensation allegedly due under the consulting arrangement and other general and, in one count, treble, damages. On September 15, 1998 and October 30, 1998, the Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from Lawrence A. Whipple on September 10, 1998 and is unaware of any written claims for indemnification by John J. Petillo, or Vincent M. Achillare. The Company is unable, at this early stage of the proceeding, to evaluate the merits of this action.

[2]   Termination of employment:

      On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy "insured" includes the Company and its Officers

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS - (CONTINUED)

[2]   Termination of employment: (continued)

      and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

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

[4]   Settlement agreement:

      A former Medical Director of CAHS asserted a claim against the Company. The former Medical Director resigned in February 1996, allegedly due to a change in control of the Company, and alleged, among other things, breach of contract. As of October 31, 1997, the Company had accrued $150,000 for this claim. In February 1998, the claim was settled for $110,000.

[5]   Contractual dispute:

      By a letter dated November 9, 1998, the Company received written notice (the "Notice") from Allied Health Group, Inc. ("Allied") pursuant to which Allied purportedly terminated without cause, effective December 9, 1998, that certain Joint Services Agreement dated May 29, 1997 (the "Joint Services Agreement") between Allied and the Company, which was attached as Exhibit No. 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. By a response letter dated November 16, 1998, counsel for the Company informed Allied that the Notice was null and void and of no legal effect since the Joint Services Agreement did not provide for termination without cause prior to the end of the term of the Joint Services Agreement. The Company instituted arbitration proceedings against Allied seeking declaratory relief that the Joint Services Agreement was still in effect. The arbitration process has commenced and the parties are currently selecting the arbitrator to hear this matter.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS - (CONTINUED)

[6]   Operating leases:

The Company leases facilities and equipment under operating leases.

On April 14, 1995, the Company entered into a noncancelable operating lease for approximately 28,000 square feet of office space commencing on June 15, 1995. The term of the lease is for six years and provides for annual base rent in the amount of $445,000 with annual escalation based on increase in real estate taxes and operating expenses.

On October 1, 1998, the Company entered into a noncancelable operating lease for various computer equipment. The term of the lease is for two years and provides for annual base rent in the approximate amount of $192,000.

  Rent expense for the years ended October 31, 1998, and 1997 was $463,000 and $434,000, respectively.

[7]   Employee benefit plans:

Effective January 1, 1995, the Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute on a tax deferred basis a percentage of compensation, but not in excess of the maximum allowable by tax law. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation.Company contributions are fully vested immediately.

The Company's matching contribution was $163,000 and $148,000 in fiscal years 1998 and 1997, respectively.

Effective  October 29,  1997 the  Company  established  under  Internal  Revenue
Section 125 a cafeteria plan whereby employees may choose between cash and qualified benefits. Additionally, this plan allows employees to pay all or a portion of their premiums with pre-tax dollars.

NOTE J - CREDIT FACILITY

The Company has a working capital facility with a bank in the amount of $1,500,000, which bears interest at a 30, 60, or 90-day LIBO rate, plus 45 basis points with an option to convert to a base prime rate. As of October 31, 1998, there were no amounts outstanding under the working capital facility, other than the reserve for the letter of credit discussed in Note K.

NOTE K - STAND BY LETTER OF CREDIT

In September 1998, a bank issued an irrevocable letter of credit for the account of the Company in favor of a vendor as security for the Company's obligations under a noncancelable operating lease dated October 1, 1998 in the amount of $250,000. Accordingly, such letter of credit is issued under the Company's credit facility with Summit Bank. (See Note J)

NOTE L - SHAREHOLDER OPTION AGREEMENT

In June 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the " Horizon BCBSNJ Option"). If the fair market value per share of common stock is greater than the exercise price of the Horizon BCBSNJ Option on the applicable date of calculation, Horizon BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the Horizon BCBSNJ Option and receiving a number of shares of common stock according to a formula set forth in the Option Agreement. The Horizon BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000. The remaining shares subject to the Horizon BCBSNJ Option are exercisable if the aggregate fees received by the Company under the Horizon Healthcare Letter Agreement meet certain targets set forth in the Option Agreement for the period through February 28, 2000. However, if the Administrative Service Agreement or the Horizon Healthcare Letter Agreement are terminated at any time after October 31, 1997 by Allied without cause, the target date is accelerated. As of December 1998, at the termination of the Horizon Healthcare Letter Agreement, the Company did not meet these revenue targets.

CAREADVANTAGE, INC.

Notes to Financial Statements
October 31, 1998 and 1997

NOTE L - SHAREHOLDER OPTION AGREEMENT - (CONTINUED)

The Horizon BCBSNJ Option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ revision of its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party and the agreement to guaranty the Summit Bank Credit Agreement.

NOTE M - RELATED PARTY TRANSACTION

Consulting fees of approximately $50,000 were paid to a member of the Board of Directors for the year ended October 31, 1998.

NOTE N - SUBSEQUENT EVENT

      On January 8, 1999, the Board of Directors of the Company granted stock options for 3,600,000 shares of Common Stock of the Company to its new Chief Executive Officer ("CEO") in connection with the CEO's employment agreement. All of the options have an exercise price of $.03 per share, a term of 10 years and vest, subject to the terms therein, over a period of 3 years.

      On January 26, 1999, the Board of Directors of the Company granted stock options, subject to shareholder approval, constituting an aggregate of 10,556,000 shares of Common Stock of the Company, to various employees, a director and a former employee of the Company. The options have an exercise price of $.08 per share and a term of 10 years subject to earlier termination upon certain events. A portion of the options vest immediately and the remainder vest over 3 years.