Form 10QSB
period 1999-01-31
CAREADVANTAGE INC
filed 1999-03-12
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

                         COMMISSION FILE NUMBER 0-26168

                               CAREADVANTAGE, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

DELAWARE                                                              52-1849794
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

485-C Route 1 South, Iselin, New Jersey 08830
(Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (732) 602-7000

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X      No__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,189,883

                  Transitional Small Business Disclosure Format
                                Yes X      No__

                           This is Page 1 of 14 Pages.

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEET

                                                    January 31,     October 31,
                                                        1999           1998
                 ASSETS                              Unaudited
                                                   ------------    ------------
Current assets:
   Cash and cash equivalents                       $  2,924,000    $  3,745,000
   Accounts receivable for services:
      Stockholder                                     1,044,000       1,080,000
      Other                                             438,000         667,000
   Other current assets                                 373,000          75,000
                                                   ------------    ------------
        Total current assets                          4,779,000       5,567,000

Property and equipment, at cost less
  accumulated depreciation                            1,231,000       1,374,000
Intangible assets                                     1,681,000       1,768,000
Other assets                                             86,000          91,000
                                                   ------------    ------------
Total Assets                                       $  7,777,000    $  8,800,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current liabilities:
   Current portion of capital lease
     obligation                                    $    268,000    $    422,000
   Accounts payable                                      45,000         163,000
   Due to stockholder                                 1,153,000       1,153,000
   Due to customer                                      902,000         902,000
   Accrued salaries and employee benefits               674,000       1,211,000
   Accrued expenses and other current
     liabilities (Note E)                               408,000         455,000
   Deferred revenue, current                            184,000         184,000
                                                   ------------    ------------
        Total current liabilities                     3,634,000       4,490,000

Due to stockholder, less current portion                334,000         710,000
Deferred revenue and other liabilities,
  less current portion                                   72,000         116,000
                                                   ------------    ------------

Total Liabilities                                     4,040,000       5,316,000
                                                   ------------    ------------

Stockholders' equity (capital deficiency):
   Preferred stock-par value $.10 per share;
     authorized 10,000,000 shares; none issued
   Common stock-par value $.001 per share;
     authorized 90,000,000 shares; issued
     and outstanding 82,189,883                          82,000          82,000
   Additional capital                                22,020,000      22,009,000
   Accumulated deficit                              (18,365,000)    (18,607,000)
                                                   ------------    ------------
Total Stockholders' Equity                            3,737,000       3,484,000
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity         $  7,777,000    $  8,800,000
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended
                                                             January 31,
                                                    ----------------------------
                                                         1999            1998
                                                         ----            ----

Net revenues                                        $  4,056,000     $ 4,002,000

Costs of services                                      2,009,000       2,027,000
                                                    ------------     -----------

Gross margin                                           2,047,000       1,975,000
                                                    ------------     -----------

Operating expenses:

Selling, general and administration                    1,626,000       1,536,000
Depreciation and amortization                            189,000         128,000
                                                    ------------     -----------

Total operating expenses                               1,815,000       1,664,000
                                                    ------------     -----------

Operating income                                         232,000         311,000

Net interest (income)/expense                            (10,000)         73,000
                                                    ------------     -----------

Net income                                          $    242,000     $   238,000
                                                    ============     ===========

Net income per share of common
stock -- basic and diluted                          $        .00     $       .00
                                                    ============     ===========

Weighted average number of common
shares outstanding -- diluted                         82,550,000      74,390,000
                                                    ============     ===========

        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                         Three Months Ended
                                                             January 31,
                                                    ----------------------------
                                                         1999            1998
                                                         ----            ----

Cash flows from operating activities:

Net income                                          $   242,000     $   238,000

Adjustments  to reconcile  net income
to net cash provided from (used by)
operating activities:

Depreciation and amortization                           309,000         262,000
Compensation due to option issuance                      11,000               0

Change in assets and liabilities:

Due to/from customers/stockholders                      265,000         (99,000)
Other assets                                           (293,000)             (0)
Accounts payable                                       (118,000)        289,000
Accrued expenses and other liabilities                 (584,000)       (260,000)
Deferred revenue                                        (44,000)        342,000
                                                    -----------     -----------

Net cash provided from (used by)
operating activities                                   (212,000)        772,000
                                                    -----------     -----------

Cash flows from investing activities:

Capital expenditures                                    (79,000)       (361,000)
                                                    -----------     -----------
Net cash provided from (used by) investing
activities                                              (79,000)       (361,000)
                                                    -----------     -----------

Cash flows from financing activities:

Principal payments to stockholder                      (376,000)             (0)
Principal payments under long-term debt                (154,000)       (138,000)
                                                    -----------     -----------
Net cash provided from (used by) financing
Activities                                             (530,000)       (138,000)

Net increase (decrease) in cash                        (821,000)        273,000

Cash - beginning of fiscal year                       3,745,000       1,038,000
                                                    -----------     -----------
Cash - end of period                                $ 2,924,000     $ 1,311,000
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to several of the statewide Blue Cross/Blue Shield health services organizations in the Northeastern United States.

Note A--Basis of preparation:

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1999. The results of operations for the period ended January 31, 1999 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods reflected. In fiscal year 1999, the dilutive effect of stock options is included in the calculation of diluted earnings per share using the treasury stock method. For fiscal 1998, common stock equivalents were not included since they were not dilutive.

The Company adopted SFAS No. 128 "Earnings Per Share" and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted net income per share. The impact on the per share amounts previously reported was not significant.

Note C--Contingencies:

[1]   Potential uninsured exposure to litigation:

a) The Company has been named as a party in an action entitled Robert T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon Blue Cross Blue Shield of New Jersey, Inc. et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The complaint seeks compensation allegedly due under the consulting arrangement and other general and, in one count, treble, damages. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo, Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and to pay their reasonable defense costs. The Company is unable, at this stage of the proceeding, to evaluate the merits of this action.

[2]   Termination of employment:

      On or about January 16, 1998, an action entitled Mary DeStefano v. Care Advantage, Inc., Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New

                               CAREADVANTAGE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

      Jersey Wire Tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

[3]   Contractual dispute:

      By a letter dated November 9, 1998, the Company received written notice (the "Notice") from Allied Health Group, Inc. ("Allied") pursuant to which Allied purportedly terminated without cause, effective December 9, 1998, that certain Joint Services Agreement dated May 29, 1997 (the "Joint Services Agreement") between Allied and the Company, which was attached as
      Exhibit 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. By a response letter dated November 16, 1998, counsel for the Company informed Allied that the Notice was null and void and of no legal effect since the Joint Services Agreement did not provide for termination without cause prior to the end of the term of the Joint Services Agreement. The Company instituted arbitration proceedings against Allied seeking declaratory relief that the Joint Services Agreement is still in effect. On February 17, 1999, the Company was advised by Allied's counsel that Allied was rescinding the Notice and requesting the termination of the arbitration proceeding since there was no longer a dispute. The Company, however, is seeking to continue the arbitration to recover its loss of benefits under the Joint Services Agreement during the period of Allied's putative termination.

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the three-months ended January 31, 1999 and 1998:

                                                                January 31,
                                                                -----------
                                                              1999         1998
                                                            -------      -------

Income Taxes Paid                                           $84,000      $     0

Interest Paid, IBM capital lease obligations                 10,000       27,000

Interest Paid, Horizon BCBS-NJ Note                          19,000            0

Note E--Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following at January 31, 1999 and October 31, 1998:

                                              January 31, 1999  October 31, 1998
                                              ----------------  ----------------
Accrued Interest                                      $165,000          $173,000

Accrued Professional Fees                              133,000           144,000

Other accrued expenses                                 110,000           138,000
                                                      --------          --------
Total                                                 $408,000          $455,000
                                                      ========          ========

                               CAREADVANTAGE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

Note F - Stock Option Grant and 1996 Stock Option Plan Amendment

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its new Chief Executive Officer, in connection with Mr. Noone's employment agreement. All of the options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 of such shares shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the fourth, fifth and sixth anniversary of the date of grant, subject to acceleration upon achievement of certain performance targets. The Company will realize compensation costs related to this amendment of approximately $252,000 and will amortize this cost over six years. In connection with this grant, and subject to stockholder approval, the Board amended the Company's 1996 Stock Option Plan (now known as the "Stock Option Plan") to provide the Board (or a committee thereof) with increased discretion in the terms and conditions of stock options it may award.

On January 26, 1999, the Board granted stock options, subject to shareholder approval, constituting an aggregate of 10,556,000 shares of Common Stock of the Company, to various employees, a director and a former employee of the Company. The options have an exercise price of $.08 per share and a term of 10 years subject to earlier termination upon certain events. A portion of the options vest immediately and the remainder vest over 3 years. In connection with these grants, and subject to stockholder approval, the Board amended the Stock Option Plan to increase the number of shares authorized for issuance from 10% to 18% of the Company's authorized Common Stock, and it amended the Company's 1996 Directors' Stock Option Plan to provide the Board (or a committee thereof) with increased discretion in the terms and conditions of stock options it may award. In addition, subject to stockholder approval, the Board amended the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock for issuance from 90,000,000 shares to 103,600,000 shares.

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

Forward-looking statements:

Certain statements in this Form 10-QSB may constitute "forward-looking statements" contemplated under the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events and the outcome of pending litigation, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, and which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the ability to generate new business, the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company, could have a material adverse impact on the Company or prevent the Company from achieving the growth or obtaining the results discussed. For a more complete discussion of these and other risk factors, please see "Cautionary Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission on January 29, 1999.

Current Development of Business:

New Contract with HealthNow New York Inc.

Effective January 1, 1999 the Company entered into a six-month services agreement with HealthNow New York Inc. ("HNNY"), which provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this agreement, which was attached as Exhibit 10.35 in the Company's Form 10-KSB filed on January 29, 1999 and is incorporated herein by reference, the Company, through one or more of its subsidiaries, will provide both medical management performance support and specialty care management performance support services to HNNY for its approximately 650,000 indemnity and HMO subscribers. The services agreement, which expires on June 30, 1999, provides for the payment of fixed compensation. This contract replaces a previous agreement between the Company and New York Care Plus Insurance Company, Inc. executed on January 1, 1998, which was attached as Exhibit 10.20 to the Company's Form 10-KSB filed on January 29, 1998.

Certain Transactions:

Stock Options

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its new Chief Executive Officer, in connection with Mr. Noone's employment agreement. All of the options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 of such shares shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the fourth, fifth and sixth anniversary of the date of grant, subject to acceleration upon achievement of certain performance targets. The Company will realize compensation costs related to this amendment of $252,000 and will amortize this cost over six years. In connection with this grant, and subject to stockholder approval, the Board amended the Company's 1996 Stock Option Plan (now known as the "Stock Option Plan") to provide the Board (or a committee thereof) with increased discretion in the terms and conditions of stock options it may award.

On January 26, 1999, the Board granted stock options, subject to shareholder approval, constituting an aggregate of 10,556,000 shares of Common Stock of the Company, to various employees, a director and a former employee of the Company. The options have an exercise price of $.08 per share and a term of 10 years subject to earlier

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

termination upon certain events. A portion of the options vest immediately and the remainder vest over 3 years. In connection with these grants, and subject to stockholder approval, the Board amended the Stock Option Plan to increase the number of shares authorized for issuance from 10% to 18% of the Company's authorized Common Stock, and it amended the Company's Directors' Stock Option Plan to provide the Board (or a committee thereof) with increased discretion in the terms and conditions of stock options it may award.

Proposed Amendment of Certificate of Incorporation

Subject to stockholder approval, as of January 26, 1999, the Board amended the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's Common Stock from 90,000,000 shares to 103,600,000 shares.

General Overview

At January 31, 1999, the Company had a working capital surplus of approximately $1,145,000, stockholders equity of approximately $3,737,000 and an accumulated deficit of approximately $18,365,000 since inception. By continuing to provide high quality care cost containment services to its existing customer base of four BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

Three Months Ended January 31, 1999 Compared With Three Months Ended January 31, 1998

 Net revenues:                                  Three Months Ended
                                                ------------------
                                       January 31, 1999       January 31, 1998
                                       ----------------       ----------------
                                       Amount    Percent     Amount     Percent
                                       ------    -------     ------     -------
Revenues from fixed fee
   arrangements                      $3,992,000     98%    $3,803,000     95%

Revenues from performance-
   based arrangements                    62,000      2%       196,000      5%

Other revenues                            2,000      0%         3,000      0%
                                     ----------    ---     ----------    ---
Total revenues                       $4,056,000    100%    $4,002,000    100%
                                     ==========    ===     ==========    ===

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags behind the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management is working closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract itself. Management believes its estimated performance-based revenues contained in reported revenues for the three months ended January 31, 1999 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues:

Net revenues for the three-month periods ended January 31, 1999 and 1998 were approximately $4,056,000 and $4,002,000, respectively, representing an increase of approximately $54,000. This increase is largely due to increased revenue from the Company's major customers as a result of the re-negotiation of their contracts.

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

Cost of services:

Cost of services for the three-month periods ended January 31, 1999 and 1998 were approximately $2,009,000 and $2,027,000, respectively, representing a decrease of approximately $18,000. This decrease in the cost of services was due to decreases of approximately $76,000 in professional costs, travel costs of approximately $10,000, and other costs of approximately $7,000 offset by increases in personnel costs of approximately $75,000.

Operating expenses:

Selling, general and administrative:

Selling, general and administrative costs for the three-month period ended January 31, 1999 and 1998 were approximately $1,626,000 and $1,536,000, respectively.  The  increase in selling,  general  and  administrative  costs of approximately $90,000 is largely due to increases in personnel costs of approximately $30,000, facility costs of approximately $6,000, travel costs of approximately $4,000, information and communication costs of approximately $10,000 and promotional and advertising costs of approximately $101,000, primarily offset by decreases in professional and consulting costs of approximately $61,000. The Company experienced increased marketing and sales costs during the period ended January 31, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as increased emphasis on new product development.

While management has taken and intends to take additional steps to reduce general and administrative costs, any future reduction in costs may be offset to some extent, by anticipated increases in selling, marketing and service development costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

Depreciation and amortization costs for the three-month periods ended January 31, 1999 and 1998 were approximately $324,000 and $263,000 respectively, of which approximately $135,000 and $135,000 were included in costs of services respectively.

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

Interest expense:

Net interest (income)/expense for the three months ended January 31, 1999 and 1998 was approximately ($10,000) and $73,000, respectively, representing a decrease of approximately $83,000. The decrease in net interest expense is largely due to decreased interest costs under the Master Lease Agreement (the "Master Lease Agreement") with IBM Credit Corporation ("IBM") of approximately $17,000, decreased interest costs related to the 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 issued by the Company to CW Ventures II, L.P. (the "CW Note") of approximately $40,000, and decreased interest costs under the Horizon Blue Cross and Blue Shield of New Jersey, Inc. Note (the "Horizon BCBSNJ Note") of approximately $3,000. In addition, the Company realized increased interest income of approximately $23,000 from the Company's short-term investments.

Liquidity and capital resources:

At January 31, 1999, the Company had cash of approximately $2,924,000 and a working capital surplus of approximately $1,145,000. At October 31, 1998, the Company had cash of approximately $3,745,000 and a working capital surplus of approximately $1,077,000. The increase in working capital surplus of approximately $68,000 is largely due to increased operating income generated during the three-month period ended January 31, 1999.

Net cash provided/(used) from operating activities amounted to approximately ($212,000) and $772,000 for the three-month periods ended January 31, 1999 and 1998, respectively. This cash usage for 1999 operating activities is largely due to an accounts payable decrease of approximately $118,000, a decrease in accrued expenses and other liabilities of $584,000 and decrease of approximately $44,000 in deferred revenue, an increase in other assets of approximately $293,000 largely due to clinical software license purchases and prepaid recruiting fees offset by an increase in customer receivables of approximately $265,000 and noncash charges of approximately $320,000.

Net cash used in investing activities amounted to approximately ($79,000) and ($361,000) for the three-month periods ended January 31, 1999 and 1998, respectively. The decrease in cash used of approximately ($282,000) is due to decreased capital outlays for computer-related equipment incurred during the three-month period ended January 31, 1999.

Net cash used in financing activities amounted to approximately ($530,000) and ($138,000) for the three-month periods ended January 31, 1999 and 1998, respectively. The increase in cash (used) of approximately ($392,000) is largely due to increased principal payments to stockholder of approximately ($376,000) and increased principal payments related to the Master Lease Agreement with IBM of approximately ($16,000).

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit facility with Summit Bank (see discussion below at Financing) will provide adequate capital resources to support the Company's anticipated cash needs for the balance of the fiscal year, which ends on October 31, 1999.

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

The Company is in the process of modifying its computer systems to accommodate the Year 2000. The Company expects to complete this modification sufficiently in advance of the Year 2000 to avoid adverse impacts on its operations. The Company is expensing the costs incurred to make these modifications. If the Company is unable to complete its Year 2000 modifications in a timely manner or if other companies with which the Company does business fail to timely complete their Year 2000 modifications, the Company's results of operations and cash flows could be adversely affected.

Financing:

Amounts payable pursuant to long-term financing arrangements as of January 31, 1999 were approximately $268,000, consisting of capital lease obligations pursuant to the Master Lease Agreement for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease is four years; it expires in 1999 and bears interest at 11.39% per annum. Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross and Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ") guarantees the Company's obligations under the Master Lease Agreement.

Pursuant to the Horizon BCBSNJ Note, the Company owes $1,654,000, including approximately $167,000 of accrued interest, to Horizon BCBSNJ as of January 31, 1999. The Horizon BCBSNJ Note provides for equal monthly payments of principal and interest commencing on October 1, 1998 and ending on June 30, 2000, at which time the principal of the note is payable and due in full. The Horizon BCBSNJ Note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

Effective June 30, 1998, the CW Note (plus $377,000 accrued interest) was automatically converted into 7,799,997 shares of the Company's Common Stock in accordance with the terms of the CW Note, and the CW Note was then canceled.

The Company has a credit facility with Summit Bank (the "Bank") that provides for a $1,500,000 working capital revolver to be used for general working capital needs, which has been extended through September 3, 1999. In September of 1998, the Bank issued an irrevocable letter of credit in the amount of $250,000 for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit is issued under the Company's credit facility and the availability is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company.

Future financing needs:

In connection with management's decision to more effectively streamline its operations, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional leasehold improvement, software and computer hardware costs during the first and second quarter of fiscal year 1999 of approximately $300,000. Such costs are expected to be financed with the Company's current cash reserves and future operating cash flows.

                               CAREADVANTAGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      By a letter dated November 9, 1998, the Company received written notice (the "Notice") from Allied Health Group, Inc. ("Allied") pursuant to which Allied purportedly terminated without cause, effective December 9, 1998, that certain Joint Services Agreement dated May 29, 1997 (the "Joint Services Agreement") between Allied and the Company, which was attached as
      Exhibit 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. By a response letter dated November 16, 1998, counsel for the Company informed Allied that the Notice was null and void and of no legal effect since the Joint Services Agreement did not provide for termination without cause prior to the end of the term of the Joint Services Agreement. The Company instituted arbitration proceedings against Allied seeking declaratory relief that the Joint Services Agreement is still in effect. On February 17, 1999, the Company was advised by Allied's counsel that Allied was rescinding the Notice and requesting the termination of the arbitration proceeding since there was no longer a dispute. The Company, however, is seeking to continue the arbitration to recover its loss of benefits under the Joint Services Agreement during the period of Allied's putative termination.

      For a description of other legal proceedings, see Note C to the Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27--Financial Data Schedule

(b) Reports on Form 8-K--None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CareAdvantage, Inc.

March 12, 1999                         /s/ David G. Noone
                                       ----------------------------------
                                       David G. Noone
                                       Chief Executive Officer

March 12, 1999                         /s/ David G. DeBoskey
                                       ----------------------------------
                                       David G. DeBoskey
                                       Principal Financial and Accounting
                                        Officer