Form 10QSB
period 1999-04-30
CAREADVANTAGE INC
filed 1999-06-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999



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


                                   82,189,883
        Number of shares of Common Stock outstanding as of June 14, 1999

                  Transitional Small Business Disclosure Format
                                   Yes X No__

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six-months ended April 30, 1999


                                    I N D E X


Part I - Financial Information

    Item 1.   Financial Statements

o    Condensed Consolidated Balance Sheets -
     April 30, 1999 (Unaudited) and October 31, 1998 ........................ 2

o    Condensed Consolidated Statements of Operations -
     Three and Six-months ended April 30, 1999 and April 30, 1998 ........... 3
     (Unaudited)

o    Condensed Consolidated Statements of Cash Flows -
     Six-months ended April 30, 1999 and April 30, 1998.....................  4
     (Unaudited)

o    Notes to Condensed Consolidated Financial Statements...................  5
     (Unaudited)


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................  7

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk...  13


Part II - Other Information

    Item 1.   Legal Proceedings...........................................   14

    Item 2.   Changes in Securities.......................................   14

    Item 3.   Defaults Upon Senior Securities.............................   14

    Item 4.   Submission of Matters to a Vote of Security Holders.........   14

    Item 5.   Other Information ..........................................   14

    Item 6.   Exhibits and Reports on Form 8-K............................   14

    Signature.............................................................   15

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS


                                                                 April 30,             October 31,
                     ASSETS                                        1999                   1998
                                                                 Unaudited                Audited
                                                                 ---------                -------
Current assets:
     Cash and cash  equivalents                                  $2,907,000            $3,745,000
     Accounts  receivable  for services:
         Stockholder                                              1,045,000             1,080,000
         Other                                                      249,000               667,000
     Other current assets                                           312,000                75,000
                                                                    -------                ------

                  Total current assets                            4,513,000             5,567,000

Property and equipment, at cost less accumulated depreciation     1,045,000             1,374,000
Intangible assets                                                 1,689,000             1,768,000
Other assets                                                        101,000                91,000
                                                                    -------                ------

Total Assets                                                    $ 7.348,000           $ 8,800,000
                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligation                   $109,000              $422,000
     Accounts payable                                               302,000               163,000
     Due to stockholder                                           1,209,000             1,153,000
     Due to customer                                                902,000               902,000
     Accrued salaries and employee benefits                         848,000             1,211,000
     Accrued expenses and other current liabilities (Note E)        606,000               455,000
     Deferred revenue, current                                      184,000               184,000
                                                                    -------               -------

                  Total current liabilities                       4,160,000             4,490,000

Due to stockholder, less current portion                            199,000               710,000
Deferred revenue and other liabilities, less current portion         29,000               116,000
                                                                    -------               -------

Total Liabilities                                                 4,388,000             5,316,000
                                                                  ---------             ---------

Stockholders' equity  (capital  deficiency):
   Preferred  stock-par  value $.10 per share;
       authorized 10,000,000 shares; none issued
   Common stock-par value $.001 per share;
       authorized 90,000,000 shares; issued
       and outstanding 82,189,883 and 82,189,883                     82,000                82,000
   Additional capital                                            22,035,000            22,009,000
   Accumulated deficit                                          (19,157,000)          (18,607,000)
                                                                -----------          ------------
Total Stockholders' Equity                                        2,960,000             3,484,000
                                                                  ---------             ---------

Total Liabilities and Stockholders' Equity                      $ 7,348,000           $ 8,800,000
                                                                ===========           ===========


        The accompanying notes are an integral part of these statements.

                                            CAREADVANTAGE, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                   Three-months Ended                          Six-months Ended
                                                        April 30,                                    April 30,


                                                  1999                 1998                  1999            1998
                                                  ----                 ----                  ----            ----


Net revenues                                  $3,955,000        $ 4,195,000             8,011,000          8,197,000

Costs of services                              2,203,000          1,996,000             4,214,000          4,022,000
                                              ----------         ----------             ---------          ---------


Gross margin                                   1,752,000          2,199,000             3,797,000          4,175,000
                                               ---------          ---------             ---------          ---------

Operating expenses:

Selling, general and administration            2,334,000          1,517,000             3,959,000          3,053,000
Depreciation and amortization                    216,000            152,000               404,000            280,000
                                                 -------          ---------               -------            -------

Total operating expenses                       2,550,000          1,669,000             4,363,000          3,333,000
                                               ---------          ---------             ---------          ---------

Operating income (loss)                         (798,000)           530,000             (566,000)            842,000

Net interest (income)/expense                     (7,000)            64,000              (17,000)            137,000
                                                 -------             ------              --------            -------

Net income (loss)                               (791,000)           466,000             (549,000)            705,000
                                               =========            =======             =========            =======

Net income (loss)
per share of common stock-basic and diluted        ($.01)              $.01                ($.01)               $.01
                                                   =====              =====                 =====               ====

Weighted average number
of common shares outstanding                  82,190,000         74,390,000           82,190,000          74,390,000
                                              ==========         ==========           ==========          ==========


        The accompanying notes are an integral part of these statements.

                                    CAREADVANTAGE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                          Six-months Ended
                                                                              April 30,

                                                                   1999                     1998
                                                                   ----                     -----
Cash flows from operating activities:

Net profit (loss)                                               $ (549,000)             $ 705,000

Adjustments to reconcile net profit (loss) to net cash provided from (used by) operating activities:

Depreciation and amortization                                       651,000               549,000
Compensation due to option issuance                                  25,000                     0

Change in assets and liabilities:

Due to/from customers/stockholders                                  493,000              (201,000)
Other assets                                                       (247,000)              (84,000)
Accounts payable                                                    139,000                51,000
Accrued expenses and other liabilities                             (213,000)             (235,000)
Deferred revenue                                                    (87,000)              805,000
                                                                   --------               -------

Net cash provided from (used by)
operating activities                                                212,000             1,590,000
                                                                    -------             ---------

Cash flows from investing activities:

Capital expenditures                                               (242,000)             (562,000)
                                                                  ---------              --------

Net cash provided from (used by) investing
activities                                                         (242,000)             (562,000)
                                                                   ---------             ---------

Cash flows from financing activities:

Principal payments to stockholder                                  (495,000)                   (0)
Principal payments under long-term debt                            (313,000)             (279,000)
                                                                  ---------             ---------

Net cash provided from (used by) financing
Activities                                                         (808,000)             (279,000)


Net increase (decrease) in cash                                    (838,000)              749,000

Cash - beginning of fiscal year                                   3,745,000             1,038,000
                                                                  ---------             ---------

Cash - end of period                                             $2,907,000            $1,787,000
                                                                 ==========            ==========


                      The  accompanying  notes  are an  integral  part of  these statements.

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS



Note A--Basis of preparation:

The consolidated financial statements have been prepared by CareAdvantage, Inc. ("CAI" or the "Company") and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1999. The results of operations for the period ended April 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

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

Note C--Contingencies:

Potential uninsured exposure to litigation:

a) The Company has been named as a party in an action entitled ROBERT T. CARUSO V. CARE ADVANTAGE, INC., JOHN J. PETILLO, VINCENT M. ACHILLARE, LAWRENCE A. WHIPPLE, AND HORIZON BLUE CROSS BLUE SHIELD OF NEW JERSEY, INC. ET AL., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The complaint seeks compensation allegedly due under the consulting arrangement and other damages. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo, Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and to pay their reasonable defense costs. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

b) On or about January 16, 1998, an action entitled MARY DESTEFANO V. CARE ADVANTAGE, INC., CAROL MANZELLA, AND THOMAS P. RILEY (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire Tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998, the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


     contesting this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.


Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the six- months ended April 30, 1999 and 1998:

                                                                              April 30,

                                                                       1999                  1998
                                                                       ----                  ----


Income taxes paid                                                   104,000                     0
Interest paid, IBM capital lease obligations                         17,000                50,000
Interest paid, Horizon BCBS-NJ Note                                  35,000                     0

Note E - Stock Option Grant and 1996 Stock Option Plan Amendment

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its Chief Executive Officer, in connection with Mr. Noone's employment agreement. The options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the forth, fifth and sixth anniversary of the date of grant subject to acceleration upon achievement of certain performance targets. The Company will realize compensation costs related to this amendment of approximately $252,000 and will amortize this cost over six years. In connection with this grant, and subject to stockholder approval, the Board amended the Company's 1996 Stock Option Plan (now known as the "Stock Option Plan") to provide the Board (or a Committee thereof) with increased discretion in the terms and conditions of stock options it may award.

On January 26, 1999, the Board granted stock options, subject to stockholder approval, constituting an aggregate of 10,556,000 shares of Common Stock of the Company, to various employees, a director and a former employee of the Company. The options have an exercise price of $.08 per share and a term of 10 years subject to earlier termination upon certain events. A portion of the options vests immediately and the remainder vests over 3 years. In connection with these grants, and subject to stockholder approval, the Board amended the Stock Option Plan to increase the number of shares authorized for issuance from 10% to 18% of the Company's authorized Common Stock, and it amended the Company's 1996 Directors Stock Option Plan (now known as the "Directors Stock Option Plan") to provide the Board with increased discretion in the terms and conditions of stock options it may award.

In addition on January 26, 1999, subject to stockholder approval, the Board amended the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock for issuance from 90,000,000 shares to 103,600,000 shares.

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

Certain statements in this Form 10-QSB may constitute "forward-looking statements" contemplated under the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events and the outcome of pending litigation, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, and which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the ability to generate new business, the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company, could have a material adverse impact on the Company or prevent the Company from achieving the growth or obtaining the results discussed. For a more complete discussion of these and other risk factors, please see "Cautionary Statements in Item 6 of the Company's Form 10-KSB for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission on January 29, 1999.

GENERAL OVERVIEW:

The Company is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to several of the statewide Blue Cross/Blue Shield health services organizations in the Northeastern United States.

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the six and three months ended April 30, 1999, with those for the six and three months ended April 30, 1998.

Three Months Ended April 30, 1999, Compared to Three Months Ended April 30, 1998

      Net revenues:                                              Three Months Ended
                                                                 ------------------
                                                    April 30, 1999                April 30, 1998
                                                    --------------                --------------
                                              Amount         Percent           Amount           Percent
                                              ------         -------           ------           -------

Revenues from fixed fee
arrangements                                $3,987,000       101%            $3,993,000          95%
Revenues from performance-
based arrangements                             (33,000)       (1)%              200,000           5%
Other revenues                                   1,000         0%                 2,000           0%
                                               --------    -------            ----------        ------
Total revenues                               $3,955,000       100%            $4,195,000         100%
                                             ==========      =====           ===========        =====

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Revenues:

The Company's total operating revenues for the three-month period ended April 30, 1999 and April 30, 1998 were approximately $3,955,000 and $4,195,000, respectively. This represents a decrease of approximately $240,000 for the three-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. The decrease for the three-month period ended April 30, 1999 is largely due to decreased revenue of approximately $518,000 due to contract terminations, of which $346,000 is related to the termination of the Allied Health Group, Inc. agreement, offset by increased revenue of approximately $101,000 from the Company's major customers due to increased membership, and approximately $177,000 due to new contracts entered into during the current fiscal year.

The Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers. While the Company is pursuing an aggressive marketing and sales campaign to increase its revenues, there can be no assurance that the Company will be successful in increasing its revenues.

Cost  of  services:

The Company's total direct cost of services for the three-month period ended April 30, 1999 and April 30, 1998 were approximately $2,203,000 and $1,996,000, respectively. This represents an increase of approximately $207,000 for the three- month period ended April 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the three-month period ended April 30, 1999 was primarily due to increases in personnel related to increased staffing for the Company's product and business development processes.

Operating  expenses:

Selling,  general  and  administrative:

The Company's total selling, general, and administrative costs for the three-month period ended April 30, 1999 and April 30, 1998 were approximately $2,334,000 and $1,517,000, respectively. This represents an increase of approximately $817,000 for the three-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. This increase for the three-month period ended April 30, 1999 is due to increases in personnel costs of approximately $484,000, which includes approximately $300,000 of severance costs for two executive officers, travel costs of approximately $52,000, information and communication costs of approximately $64,000, professional and consulting costs of approximately $79,000, and other general and administrative costs of approximately $138,000. The increase in other general and administrative costs is largely due to increases of approximately $75,000 in increased investor relations and marketing materials costs, approximately $14,000 related to stock compensation expense and approximately $30,000 related to clinical guidelines licenses. The Company experienced increased marketing and sales costs during the three-month period ended April 30, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as increased emphasis on new product development.

Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation  and  amortization:

The Company's total depreciation and amortization costs for the three-month period ended April 30, 1999 and April 30, 1998 were approximately $358,000 and $286,000, respectively. This increase is largely due to increased amortization related to internally developed software costs of approximately $73,000. Approximately $142,000 and $134,000 were included in costs of services for such periods.

Interest expense:

The Company's total net interest expense/(income) for the three-month period ended April 30, 1999 and April 30, 1998 was approximately ($7,000) and $64,000, respectively. This represents a decrease of approximately $71,000 for the three-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs of approximately $18,000 under the Master Lease
Agreement with IBM Credit Corporation ("IBM"), decreased interest costs of approximately $40,000 related to the 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


issued by the Company to CW Ventures II, L.P. (the "CW Note") which was converted to common stock on June 30, 1998, and decreased interest costs under the Horizon BCBSNJ Note of approximately $4,000. In addition, the Company realized increased interest income of approximately $9,000 from the Company's short-term investments.

Six Months Ended April 30, 1999, Compared to Six Months Ended April 30, 1998

       Net revenues:                                              Six Months Ended
                                                                  ----------------
                                                    April 30, 1999                April 30, 1998
                                                    --------------                --------------
                                              Amount         Percent           Amount           Percent
                                              ------         -------           ------           -------

Revenues from fixed fee
arrangements                                $7,979,000       100%            $7,795,000            95%
Revenues from performance-
based arrangements                              29,000         0%               396,000             5%
Other revenues                                   3,000         0%                 6,000             0%
                                              --------     ------             ---------         ------
Total revenues                              $8,011,000       100%            $8,197,000           100%
                                            ==========      =====           ===========          =====

Revenues:

The Company's total operating revenues for the six-month period ended April 30, 1999 and April 30, 1998 were approximately $8,011,000 and $8,197,000, respectively. This represents a decrease of approximately $186,000 for the six-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. The decrease for the six-month ended April 30, 1999 is largely due to decreased revenue of approximately $735,000 due to contract terminations, of which $591,000 is related to the termination of the Allied Health Group, Inc.
agreement offset by increased revenue of approximately $294,000 from the Company's major customers due to increased membership, and approximately $255,000 due to new contracts entered into during the current fiscal year.

Cost of services:

The Company's total direct cost of services for the six-month period ended April 30, 1999 and April 30, 1998, were approximately $4,214,000 and $4,022,000, respectively. This represents an increase of approximately $192,000 for the six-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the six-month period ended April 30, 1999 was primarily due to increases in personnel costs.

Operating expenses:

Selling,  general and  administrative:

The Company's total selling, general, and administrative costs for the six-month period ended April 30, 1999 and April 30, 1998 were approximately $3,959,000 and $3,053,000, respectively. This represents an increase of approximately $906,000 for the six-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. This increase for the six-month period ended April 30, 1999 is due to increases in personnel costs of approximately $515,000, which includes approximately $300,000 of severance costs for two executive officers, travel costs of approximately $85,000, information and communication costs of approximately $75,000, professional and consulting costs of approximately $40,000, and other general and administrative costs of approximately $191,000. The increase in general and administrative costs is largely due to increases of approximately $75,000 in investor relations and marketing materials costs, approximately $25,000 related to stock compensation expense, approximately $30,000 related to clinical guidelines licenses and other general and administrative costs of approximately $20,000. The Company experienced increased marketing and sales costs during the six-month period ended April 30, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as increased emphasis on new product development.

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation  and  amortization:

The Company's total depreciation and amortization costs for the six-month period ended April 30, 1999 and April 30, 1998 were approximately $651,000 and $549,000, respectively. This increase of approximately $102,000 is largely due to amortization related to internally developed software costs of approximately $118,000. Approximately $277,000 and $269,000 were included in costs of services for such periods.

Interest expense:

The Company's net interest expense/(income) for the six-month period ended April 30, 1999 and April 30, 1998 was approximately ($17,000) and $137,000, respectively. This represents a decrease of approximately $154,000 for the six-month period ended April 30, 1999 over the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs under the Master Lease Agreement with IBM of approximately $34,000, decreased interest costs of approximately $80,000 related to the CW Note, which was converted to common stock on June 30, 1998, and decreased interest costs under the Horizon BCBSNJ Note of approximately $8,000. In addition, the Company realized increased interest income of approximately $32,000 from the Company's short-term investments.

RESULTS FOR THE QUARTER:

The Company has incurred a net loss of approximately $791,000 during the second quarter ended April 30, 1999 and such loss is primarily due to charges related to the following:

Severance charges of approximately $300,000 related to the employment termination of two executive officers, $70,000 of software development costs that were written off due to the abandonment of the project, $250,000 related to additional legal support and investor relations costs for on-going legal disputes and the holding of the Company's annual shareholders meeting, and $50,000 of travel and lodging expenses related to the Company's increased marketing and sales efforts.

Other expense increases have been identified and the Company implemented a cost reduction strategy to control these increased costs. However, there are no assurances that management will be successful in controlling general and administrative expenses in the future.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At April 30, 1999, the Company had a working capital surplus of approximately $353,000, a capital surplus of approximately $2,960,000 and an accumulated deficit since its inception of approximately $19,157,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



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

Financial  condition:

At April 30, 1999, the Company had cash of approximately $2,907,000 and a working capital surplus of approximately $353,000. At October 31, 1998, the Company had cash of approximately $3,745,000 and a working capital surplus of approximately $1,077,000.

Net cash provided from operating activities amounted to approximately $212,000 and $1,590,000 for the six-month period ended April 30, 1999 and 1998, respectively. The cash provided from 1999 operating activities is largely due to an increase in accounts payable of approximately $139,000, a decrease in customer receivables of approximately $493,000, and non-cash charges of approximately $676,000 offset by decreases of approximately $87,000 in deferred revenue, accrued expenses and other liabilities of approximately $213,000, other assets of approximately $247,000 and a $549,000 net loss.

Net cash used in investing activities amounted to approximately $242,000 and $562,000 for the six-month period ended April 30, 1999 and 1998, respectively. The decrease in cash used of approximately $320,000 is due to decreased capital outlays for computer related equipment incurred during the six-month period ended April 30, 1999.

Net cash used in financing activities amounted to approximately $808,000 and $279,000 for the six-month period ended April 30, 1999 and 1998, respectively. The increase in cash used of approximately $529,000 is largely due to increased principal payments to a stockholder/customer of approximately $495,000 and increased principal payments related to the Master Lease Agreement with IBM of approximately $34,000.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit facility with Summit Bank (see discussion below under Capital Resources) will provide adequate capital resources to support the Company's anticipated cash needs for the next twelve months.

Capital resources:

Amounts payable pursuant to long-term financing arrangements as of April 30, 1999 were approximately $109,000, consisting of capital lease obligations pursuant to a Master Lease Agreement for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease Agreement is four years; it expires in June 30 1999, at which time, pursuant to its terms the Company will purchase all such items for one dollar, and bears interest at 11.39% per annum. Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross and Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ") guarantees the Company's obligations under the Master Lease Agreement.

Pursuant to the Horizon BCBSNJ Note, the Company owes $1,368,000 to Horizon BCBSNJ as of April 30, 1999. The Horizon BCBSNJ Note provides for equal monthly payments of principal and interest commenced on October 1, 1998 and ending on June 30, 2000, at which time the principal of the note is payable and due in full. The Horizon BCBSNJ Note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.


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

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This letter of credit is issued under the Company's credit facility and the availability is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company.

In connection with management's intention to more effectively streamline its operations, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional leasehold improvement, software and computer hardware costs during the third and fourth quarter of fiscal 1999 of approximately $300,000. Such costs are expected to be financed with the Company's current cash reserves and future operating cash flows.

YEAR 2000:

POTENTIAL IMPACT OF YEAR 2000 COMPUTER ISSUES OVERVIEW:

The year 2000 computer problem is the inability of computer systems which store dates by using the last two digits of the year (i.e. "98" for "1998") to reliably recognize that dates after December 31, 1999 are later than, and not before, 1999. For instance, the date January 1, 2000, may be mistakenly interpreted as January 1, 1900, in calculations involving dates on systems that are non-year 2000 compliant. The Company relies on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of date information. The Company also has business relationships with customers and health care providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

STATE OF READINESS:

The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Iselin, New Jersey, the Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Substantially all of the Company's mid-range IT hardware has been remediated to a state of year 2000 readiness, with the remainder scheduled to be remediated by the end of the third quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been upgraded, with the remainder expected to be replaced by the end of fiscal 1999. The Company's plan for IT systems consists of several phases, primarily: (i) Inventory--identifying all IT systems and the magnitude of year 2000 readiness risk of each according to its potential business impact; (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality; (iii) Remediation--reprogramming, replacing or upgrading where necessary, inventoried items to ensure they are year 2000 ready; and (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has substantially completed the inventory and assessment phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of the third quarter of fiscal year 1999. The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems. The Company believes that its year 2000 projects generally are on schedule.

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



EXTERNAL RELATIONSHIPS:

The Company also faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associated with its own External Relationships. The Company is attempting to determine the overall year 2000 readiness of its External
Relationships. In the case of significant customers and mission critical suppliers such as banks, telecommunications providers and other utilities and IT vendors, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.


YEAR 2000 COSTS:

Total costs incurred solely for remediation of potential year 2000 problems are currently estimated to be approximately $100,000 in fiscal 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. The Company expenses these costs as incurred and funds these costs through operating cash flows. Year 2000 readiness is critical to the Company. The Company has re-deployed some resources from non-critical system enhancements to address year 2000 issues. Due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements to become year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.


RISKS AND CONTINGENCY/RECOVERY PLANNING:

If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and medical stays, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, business interruptions or shut downs, financial losses, reputational harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its External Relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company has developed, or is developing, contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processes which will both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 ready by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 1999, the Company's investments are not adversely impacted by changes in market interest rates. The Company does not believe that changes in interest rates will have a material impact on future earnings or cash flows during the next twelve months.

                               CAREADVANTAGE, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     CareAdvantage, Inc

June 14, 1999             /s/ David G. Noone
                          ------------------
                          David G. Noone
                          Chief Executive Officer

June 14, 1999             /s/ David G. DeBoskey
                          ---------------------
                          David G. DeBoskey
                          Principal Financial and Accounting Officer