Form 10QSB
period 1999-06-30
CAREADVANTAGE INC
filed 1999-08-16
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999



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

                                            Yes X      No ___



                                   82,189,883
       Number of shares of Common Stock outstanding as of August 13, 1999

                  Transitional Small Business Disclosure Format
                                   Yes X No__

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six months ended June 30, 1999


                                    I N D E X
                                    ---------


Part I - Financial Information

    Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 1999 (unaudited) and October 31, 1998.....................................   2

           Condensed Consolidated Statements of Operations -
           Three and Six-months ended June 30, 1999 and July 31, 1998.........................   3
           (Unaudited)

           Condensed Consolidated Statements of Cash Flows -
           Six-months ended June 30, 1999 and July 31, 1998...................................   4
           (Unaudited)

           Notes to Condensed Consolidated Financial Statements...............................   5
           (Unaudited)

    Item 2.    Management Discussion and Analysis of
               Financial Condition and Results of Operations..................................   8

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk ....................  14


Part II - Other Information

    Item 1.    Legal Proceedings..............................................................  14

    Item 2.    Changes in Securities..........................................................  14

    Item 3.    Defaults Upon Senior Securities................................................  14

    Item 4.    Submission of Matters to a Vote of Security Holders............................  14

    Item 5.    Other Information .............................................................  14

    Item 6.    Exhibits and Reports on Form 8-K...............................................  14

    Signature.................................................................................  15


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,                        October 31,
                     ASSETS                                        1999                              1998
                                                                 Unaudited                         Audited
                                                                 ---------                        ----------
Current assets:
     Cash and cash equivalents                                  $ 1,994,000                         3,745,000
     Accounts receivable for services:
         Stockholder                                                986,000                         1,080,000
         Other                                                      409,000                           667,000
     Other current assets                                           279,000                            75,000
                                                                -----------                       -----------
                  Total current assets                            3,668,000                         5,567,000

Property and equipment, at cost less accumulated depreciation       932,000                         1,374,000
Intangible assets                                                 1,656,000                         1,768,000
Other assets                                                        103,000                            91,000
                                                                -----------                       -----------

Total Assets                                                    $ 6,359,000                       $ 8,800,000
                                                                ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligation                          0                          422,000
     Accounts payable                                               152,000                          163,000
     Due to stockholder                                           1,217,000                        1,153,000
     Due to customer                                                902,000                          902,000
     Accrued salaries and employee benefits                         541,000                        1,211,000
     Accrued expenses and other current liabilities (Note E)        521,000                          455,000
     Deferred revenue, current                                      184,000                          184,000
                                                                -----------

                  Total current liabilities                       3,517,000                        4,490,000

Due to stockholder, less current portion                                  0                          710,000
Deferred revenue and other liabilities, less current portion              0                          116,000
                                                                -----------                       ----------

Total Liabilities                                                 3,517,000                        5,316,000
                                                                -----------                       ----------

Stockholders' equity (capital deficiency):
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares ; none issued
     Common stock-par value $.001 per share;
         authorized 90,000,000 shares; issued
         and outstanding 82,189,883 and 82,189,883                   82,000                           82,000
     Additional capital                                          22,042,000                       22,009,000
     Accumulated deficit                                        (19,282,000)                     (18,607,000)
                                                               ------------                      -----------

Total Stockholders' Equity                                        2,842,000                        3,484,000
                                                               ------------                      -----------
Total liabilities and Stockholders' Equity                      $ 6,359,000                      $ 8,800,000
                                                               ============                      ===========


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three-Months Ended            Six-Months Ended
                                                                June 30,        July 31,     June 30,       July 31,
                                                                1999            1998         1999           1998
                                                                ----            ----         ----           ----

Net revenues                                                $3,795,000         $4,681,000  7,829,000       8,875,000

Costs of services                                            2,214,000          2,032,000  4,246,000       4,194,000
                                                             ---------          ---------  ---------       ---------


Gross margin                                                 1,581,000          2,649,000  3,583,000       4,681,000
                                                             ---------          ---------  ---------       ---------

Operating expenses:

Selling, general and administration                          1,863,000          1,931,000  3,791,000       3,448,000
Depreciation and amortization                                  211,000             61,000    415,000          46,000
                                                               -------             ------    -------          ------

Total operating expenses                                     2,074,000          1,992,000  4,206,000       3,494,000
                                                             ---------          ---------  ---------       ---------

Operating  (loss)/income                                      (493,000)           657,000   (623,000)      1,187,000

Net interest income/(expense)                                   10,000            (50,000)    17,000        (114,000)


Net  (loss)/income                                            (483,000)           607,000   (606,000)      1,073,000
                                                              ========            =======   ========       =========

Net  (loss)/income
per share of common stock-basic and diluted                      ($.01)              $.01      ($.01)           $.01

Weighted average number
of common shares outstanding                                82,190,000         76,990,000 82,190,000      74,390,000
                                                            ==========         ========== ==========      ==========


        The accompanying notes are an integral part of these statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six-Months Ended
                                                                June 30,                  July 31,
                                                                   1999                     1998
                                                                   ----                     -----

Cash flows from operating activities:

Net  (loss)/profit                                              $ (606,000)           $ 1,073,000

Adjustments to reconcile net (loss)/profit to net cash (used by)/provided from operating activities:

Depreciation and amortization                                      668,000               573,000
Compensation due to option issuance                                 32,000                     0

Change in assets and liabilities:

Due to/from customers/stockholders                                  40,000              (287,000)
Other assets                                                        19,000               (53,000)
Accounts payable                                                   (41,000)             (109,000)
Accrued expenses and other liabilities                            (380,000)              188,000
Deferred revenue                                                   (87,000)            1,631,000
                                                                  --------             ---------

Net cash  (used by) /provided from
operating activities                                              (355,000)            3,016,000
                                                                  --------             ---------

Cash flows from investing activities:

Capital expenditures                                              (282,000)             (454,000)
                                                                  ---------              --------

Net cash  (used by) investing
activities                                                        (282,000)             (454,000)
                                                                  ---------             ---------

Cash flows from financing activities:

Principal payments to stockholder                                 (405,000)                   (0)
Principal payments under long-term debt                           (319,000)             (287,000)
                                                                  ---------             ---------

Net cash (used by) financing
Activities                                                        (724,000)             (287,000)
                                                                ----------             ---------

Net  (decrease)/increase in cash                                (1,361,000)            2,275,000

Cash - beginning of fiscal year                                  3,355,000             1,311,000
                                                                 ---------             ---------

Cash - end of period                                            $1,994,000            $3,586,000
                                                                ==========            ==========



        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


Note A--Basis of preparation:

Fiscal Year Change:
-------------------

On June 8, 1999, the Company changed its fiscal year from one ending October 31 to a calendar year ending December 31. The Company has not recast data for the comparative periods as such recasting is not practicable. Additionally, the Company does not experience seasonality in its results of operations and cash flows and such a restatement is not cost justified. The Company has prepared its financial statements for the calendar quarters ended June 30, 1999 compared to the fiscal quarters ended July 31, 1998 (for the most recent three and six month periods). The Company believes such a comparison to the periods ended July 31, 1998 provides a reliable basis for comparing changes in its results of operations and cash flows for the periods ended June 30, 1999.

The consolidated financial statements have been prepared by CareAdvantage, Inc. ("CAI" or the "Company") and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1999. The results of operations for the period ended June 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. In the 1998 periods, the dilutive effect of stock options is included in the calculation of diluted earnings per share using the treasury stock method. For 1999, common stock equivalents have not been included since they are not dilutive.

Note C--Contingencies:

Potential uninsured exposure to litigation:

a) The Company has been named as a party in an action entitled Robert T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon Blue Cross Blue Shield of New Jersey, Inc. et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The complaint seeks compensation allegedly due under the consulting arrangement and other damages. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple to pay their reasonable defense costs. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

(b) On or about January 16, 1998, an action entitled Mary DeStefano v. Care Advantage, Inc., Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire Tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998, the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is contesting this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.


Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the six months ended June 30, 1999 and July 31, 1998:

                                                    June 30,       July 31,
                                                    --------       --------

                                                        1999           1998
                                                        ----           ----

Income taxes paid                                    104,000         13,000

Interest paid, IBM capital lease obligations          11,000         44,000

Interest paid, Horizon BCBS-NJ Note                   31,000              0



Note E - Stock Option Grant and 1996 Stock Option Plan Amendment

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its Chief Executive Officer, in connection with Mr. Noone's employment agreement. The options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the fourth, fifth and sixth anniversary of the date of grant subject to acceleration upon achievement of certain performance targets. The Company realized compensation costs related to this amendment of approximately $252,000 and is amortizing this cost over the six year vesting period of the options. In connection with this grant, and subject to stockholder approval, the Board amended the Company's 1996 Stock Option Plan (the "Stock Option Plan") to provide the Board (or a Committee thereof) with increased discretion in the terms and conditions of stock options it may award.

                              CAREADVANTAGE, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


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

Note F - Subsequent Event

The Company held its Annual Meeting of Stockholders on July 7, 1999 at which the stockholders elected six directors, approved amendments to the Company's Stock Option Plan and Directors' Option Plan, and approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock to 103,600,000 shares.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the six and three months ended June 30, 1999, with those for the six and three months ended July 31, 1998.



Three Months Ended June 30, 1999, Compared to Three Months Ended July 31, 1998



Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 1999 and July 31, 1998 were approximately $3,795,000 and $4,681,000, respectively. This represents a decrease of approximately $886,000 for the three-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. The decrease for the three months ended June 30, 1999 is largely due to decreased revenue of approximately $370,000 on account of the termination of the Allied Health Group, Inc. agreement, and decreased revenue of approximately $500,000 from the Company's major customers related to the realization of one-time performance revenues during the prior fiscal year.

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

                              CAREADVANTAGE, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Cost of services:

The Company's total direct cost of services for the three-month periods ended June 30, 1999 and July 31, 1998 were approximately $2,214,000 and $2,032,000, respectively. This represents an increase of approximately $182,000 for the three-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the three-month period ended June 30, 1999 was primarily due to increases in personnel related to increased staffing for the Company's product and business development processes.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended June 30, 1999 and July 31, 1998 were approximately
$1,863,000  and  $1,931,000,   respectively.  This  represents a decrease  of
approximately $68,000 for the three-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. This decrease for the three-month period ended June 30, 1999 is largely due to decreases in professional and consulting costs of approximately $193,000, offset by increases in personnel costs of approximately $68,000, travel costs of approximately $53,000, information and communication costs of approximately $37,000, and other costs of approximately $35,000. Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended June 30, 1999 and July 31, 1998 were approximately $355,000 and $286,000, respectively. This increase is largely due to increased amortization related to internally developed software costs of approximately $77,000. Approximately $144,000 and $134,000 were included in costs of services for such periods.

Interest expense:

The Company's total net interest income/(expense) for the three-month periods ended June 30, 1999 and July 31, 1998 was approximately $10,000 and ($50,000), respectively. This represents a decrease of approximately $60,000 for the three-month periods ended June 30, 1999 over the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs of approximately $16,000 under the Master Lease
Agreement with IBM Credit Corporation ("IBM"), decreased interest costs of approximately $27,000 related to the 8% Exchangeable Note in the original principal amount of $2,000,000, issued by the Company to CW Ventures II, L.P. (the "CW Note") which matured and was converted to common stock on June 30, 1998, and decreased interest costs under the Horizon BCBSNJ Note of approximately $7,000. In addition, the Company realized increased interest income of approximately $10,000 from the Company's short-term investments.


Six Months Ended June 30, 1999, Compared to Six Months Ended July 31, 1998



Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 1999 and July 31, 1998 were approximately $7,829,000 and $8,875,000, respectively. This represents a decrease of approximately $1,046,000 for the six-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. The decrease for the six-month ended June 30, 1999 is largely due to decreased revenue of approximately $717,000 related to the termination of the Allied Health Group, Inc. agreement, decreased revenue of approximately $734,000 from the Company's major customers related to the realization of one time performance revenues realized during the prior fiscal year, offset by increased revenue of approximately $405,000 due to re-negotiations of the Company's major customer contracts.

                              CAREADVANTAGE, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Cost of services:

The Company's total direct cost of services for the six-month periods ended June 30, 1999 and July 31, 1998, were approximately $4,246,000 and $4,194,000, respectively. This represents an increase of approximately $52,000 for the six-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the six-month period ended June 30, 1999 was primarily due to increases in personnel costs.

Operating expenses:

Selling, general and administrative:

The Company's total selling, general, and administrative costs for the six-month periods ended June 30, 1999 and July 31, 1998 were approximately $3,791,000 and $3,448,000, respectively. This represents an increase of approximately $343,000 for the six-month period ended June 30, 1999 over the corresponding period of the prior fiscal year. This increase for the six-month period ended June 30, 1999 is due to increases in personnel costs of approximately $320,000, information and communication costs of approximately $42,000, travel costs of approximately $94,000, and other general and administrative costs of approximately $118,000, offset by decreases in facility costs of approximately $18,000 and professional and consulting costs of approximately $213,000. The increase in general and administrative costs is largely due to increases of approximately $35,000 in investor relations and marketing materials costs, approximately $32,000 related to stock compensation expense, approximately $44,000 related to clinical guidelines licenses and other general and administrative costs of approximately $7,000. The Company experienced increased marketing and sales costs during the six-month period ended June 30, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as increased emphasis on new product development.

Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the six-month periods ended June 30, 1999 and July 31, 1998 were approximately $668,000 and $573,000, respectively. This increase of approximately $95,000 is largely due to amortization related to internally developed software costs of approximately $140,000. Approximately $282,000 and $527,000 were included in costs of services for such periods.

Interest expense:

The Company's net interest income/(expense) for the six-month periods ended June 30, 1999 and July 31, 1998 was approximately $17,000 and ($114,000), respectively. This represents a decrease of approximately $131,000 for the six-month periods ended June 30, 1999 over the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs under the Master Lease Agreement with IBM of approximately $32,000, decreased interest costs of approximately $67,000 related to the CW Note, which was converted to common stock on June 30, 1998, and decreased interest costs under the Horizon BCBSNJ Note of approximately $14,000. In addition, the Company realized increased interest income of approximately $18,000 from the Company's short-term investments.


RESULTS FOR THE QUARTER:

The above factors resulted in a net loss of approximately $483,000 for the second quarter ended June 30, 1999 and such loss is primarily due to charges related to the following:

Severance   charges  of   approximately   $160,000  related  to  the  employment
termination of an executive officer, $70,000 of software development costs that were written off due to the abandonment of the project, $75,000 related

                              CAREADVANTAGE, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


to additional legal support for on-going legal disputes, and $50,000 of travel and lodging expenses related to the Company's increased marketing and sales efforts.


LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:


General overview:

At June 30, 1999, the Company had working capital of approximately $151,000, a stockholders equity of approximately $2,842,000 and an accumulated deficit since its inception of approximately $19,282,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

Financial condition:

At June 30, 1999, the Company had cash of approximately $1,994,000 and working capital of approximately $151,000. At October 31, 1998, the Company had cash of approximately $3,745,000 and a working capital of approximately $1,077,000.

Net cash (used by)/provided from operating activities amounted to approximately ($355,000) and $3,016,000 for the six-month periods ended June 30, 1999 and July 31, 1998, respectively. The cash used by 1999 operating activities is largely due to, a decrease in accounts payable of approximately $41,000, a decrease in accrued expenses and other liabilities of approximately $380,000, a decrease of approximately $87,000 in deferred revenue and a $606,000 net loss, offset by non-cash charges of approximately $700,000, an increase in other assets of approximately $19,000 and an increase in customer receivable of approximately $40,000.

 Net cash used in investing activities amounted to approximately $282,000 and $454,000 for the six-month periods ended June 30, 1999 and July 31,1998, respectively. The decrease in cash used of approximately $172,000 is due to decreased capital outlays for computer-related equipment incurred during the six-month period ended June 30, 1999.

Net cash used in financing activities amounted to approximately $724,000 and $287,000 for the six-month periods ended June 30, 1999 and July 31, 1998, respectively. The increase in cash used of approximately $437,000 is largely due to increased principal payments to a stockholder/customer of approximately $405,000 and increased principal payments related to the Master Lease Agreement with IBM of approximately $32,000.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit facility with Summit Bank (see discussion below under Capital Resources) will provide adequate capital resources to support the Company's anticipated cash needs for the next twelve months.


Capital resources:

There are no amounts payable pursuant to long-term financing arrangements as of June 30, 1999. The term of the Master Lease Agreement expired June 30, 1999, at which time, pursuant to its terms the Company purchased all such items for one dollar.

                              CAREADVANTAGE, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Pursuant to the Horizon BCBSNJ Note, the Company owes $1,177,000 to Horizon BCBSNJ as of June 30, 1999. The Horizon BCBSNJ Note provides for equal monthly payments of principal and interest from October 1, 1998 through June 30, 2000, at which time the principal of the note is payable and due in full. The Horizon BCBSNJ Note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

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

In connection with management's intention to more effectively streamline its operations, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional leasehold improvement, software and computer hardware costs during the third and fourth quarter of calendar 1999 of approximately $300,000. Such costs are expected to be financed with the Company's current cash reserves and future operating cash flows.


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

STATE OF READINESS:

  The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Iselin, New Jersey, the Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Substantially all of the Company's mid-range IT hardware has been remediated to a state of year 2000 readiness, with the remainder scheduled to be remediated by the end of the third quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999. The Company's plan for IT systems consists of several phases, primarily: (i) Inventory--identifying all IT systems and the magnitude of year 2000 readiness risk of each according to its potential business impact; (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality; (iii) Remediation--reprogramming, replacing or upgrading where necessary, inventoried items to ensure they are year 2000 ready; and (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has substantially completed the inventory and assessment

                              CAREADVANTAGE, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of fiscal 1999. The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems. The Company believes that its year 2000 projects generally are on schedule.

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

                              CAREADVANTAGE, INC.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 1999, the Company's investments are not adversely impacted by change in market interest rates. The Company does not believe that changes in interest rates will have a material impact on future earnings or cash flows during the next twelve months.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note C to the Financial Statements. With the exception of the legal proceedings described in Note C to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K


  (a)   Exhibits

        (27)   Financial Data Schedule

  (b)   Reports on Form 8-K

On June 25, 1999 a Form 8-K/A, dated June 8, 1999, was filed to report that the Board of Directors of CareAdvantage, Inc. elected to change its fiscal year end from October 31 to December 31.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc



August 16, 1999                  /s/ David G. Noone
                                 ----------------------------------------------
                                 David G. Noone

                                 Chief Executive Officer



August 16, 1999                  /s/ David G. DeBoskey
                                 ----------------------------------------------
                                 David G. DeBoskey

                                 Principal Financial and Accounting Officer