Form 10KSB
period 1998-12-31
CAREADVANTAGE INC
filed 1999-09-03
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
               Transition Report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
      For the Transition Period From November 1, 1998 to December 31, 1998
                         Commission File Number 0-26168

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

Indicate  by check  mark  whether  the  registrant  (1) has filed  all  reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days: Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The Registrant's revenues for its most recent fiscal year were $18,902,806 (as of 10/31/98)

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1999 (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant are affiliates).: $28,766,459

Number of shares of common stock outstanding as of September 2, 1999: 82,189,883

            Transitional Small Business Disclosure Format Yes No |X|

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

         CAI was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc., a publicly traded New York corporation ("PMDX"). During the fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., "AHS"). On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date. At December 31, 1998, the Company had a cumulative deficit of $18,675,000.

        From its inception through October 31, 1995, CAI relied on PMDX to provide the bulk of its working capital. In addition to transferring all of its AHS stock to the Company, PMDX made a total of $9,700,059 in working capital advances to CAI (the last such advance being made in July 1995). Pursuant to a revised separation agreement between CAI and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with CAI's separation from PMDX.

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

         The Company, Horizon BCBSNJ and CW Ventures are parties to an agreement dated February 22, 1996 (the "Stockholders' Agreement") pursuant to which Horizon BCBSNJ and CW Ventures agreed that the Board shall consist of seven members. By unanimous written consent dated as of May 22, 1997, the Board of Directors reduced the number of the Company's Directors to six, and by letters to the Company dated the same date ("May 22, 1997 Letters"), Horizon BCBSNJ and CW Ventures consented to such reduction and modified their voting obligations under the Stockholders Agreement. As modified by the May 22, 1997 Letters, the

Stockholders Agreement provides that Horizon BCBSNJ and CW Ventures each shall vote their shares in favor of two members of the Board designated by Horizon BCBSNJ, two members of the Board designated by CW Ventures, one member from senior management of the Company who is acceptable to Horizon BCBSNJ and CW Ventures, and one member not associated with operations of the Company who is acceptable to Horizon BCBSNJ and CW Ventures.

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

         Management believes that while some insurers will try to accomplish this transition without outside assistance, a majority will seek assistance from firms with "managed care expertise," such as the Company. With proprietary criteria and protocols and physician employees and advisors representing the full range of subspecialty areas within the health care delivery system, as well as key employees with backgrounds in health care cost containment, management believes the Company provides state of the art knowledge and experience in health care cost containment services.

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

         Implementation of a disease management program for a client begins with disseminating care management "critical pathways" to, and then meeting with, local specialists. The Company's specific disease specialists or advisors review the progress and treatment plans of a patient with the patient's attending specialist. This case management ensures that any decisions made by the attending physician to deviate from the critical pathway guidelines are supported by sound clinical rationale.

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

         For its services, the Company is compensated either: (i) on a fixed fee per subscriber basis; (ii) on a combination of both fixed fees and performance-based fees; or (iii) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a) Revenue under the fixed-fee arrangements is recognized as the services are provided and the related costs of services are incurred. Although the fixed fee arrangements are not subject to any fee adjustment based upon the attainment of target utilization levels, such contracts may still expose the Company to potential operating losses, particularly in the initial stages thereof.


(b) Revenue under the combination fixed-fee/incentive agreements is initially recognized for the monthly fixed-fee component only as services are provided and related costs of services are incurred. Incentives (or reductions) based upon performance are recorded when such amounts can reasonably be determined.

(c) Revenue under fee-for-service arrangements is recorded for special projects or the review of cases assigned to the Company on a per case or hourly basis.


         Revenues from performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract, as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

Customers and Marketing

         The Company currently provides its services to five Blue Cross and Blue Shield ("BCBS") organizations in the Northeastern United States pursuant to one or a combination of the compensation arrangements described above. The Company is dependent on at least two of such customers including Horizon BCBSNJ, a 45% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of either of these two customers would have a material adverse impact on the Company's cash flows and results of operations.

    Effective January 1, 1998, the Company entered into a one-year services agreement with New York Care Plus Insurance Company, Inc. ("NYCPIC"), which was attached as Exhibit 10.20 to the Company's Form 10-KSB for the period ended October 31, 1997 and is incorporated herein by reference. NYCPIC provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this Agreement, the Company, through one or more of its subsidiaries, provided both medical management performance support and specialty care management performance support services to NYCPIC for its approximately 650,000 indemnity and HMO subscribers. The Agreement expired by its terms on December 31, 1998, but has been replaced with a service agreement with an affiliate of NYCPIC, HealthNow New York Inc. (See Item 6 - "Recent Developments of the Business.")

         The Company intends to market its services to other organized health care delivery systems (such as preferred-provider and physician-hospital organizations), self-insured employers, union trust funds, health care management service organizations and administrative service organizations (such as third-party insurance administrators).

         Typically, the Company will enter into a service agreement with a client pursuant to which the Company provides its utilization review and case management services. The Company's services for an insurer generally cover all insureds under an indemnity insurance plan and/or members of a health maintenance organization plan affiliated with the insurer. Typically, when the Company contracts to provide its services to an insurer, the insurer's account executives ordinarily plan to offer the Company's services to its group policyholders and those groups covered under administrative-services-only arrangements. The Company presently enters into these service agreements with insurers with compensation based upon either a fixed rate per subscriber or with fees and incentives based on the achievement of certain health care cost and/or utilization targets. The latter fee arrangement provides the opportunity for substantially increased earnings, but also carries the risk of loss of revenues if the targets are not achieved.

Competition

         The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company services. Management is aware of a significant number of independent utilization review firms currently marketing utilization review services directly to employers, small insurers, and third party administrators. In addition to other utilization review and medical management companies, the Company competes with insurance companies, third party health plan administrators, health maintenance organizations and preferred provider organizations that have developed in-house staffs to provide such services. There are a variety of competitors offering component services such as physician reviewers and demand management/patient advisory products. There are also a number of organizations developing a variety of approaches to case and disease management. Many of the Company's competitors have substantially greater financial resources and employ substantially greater numbers of personnel.

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

         Proposed Health Care Reform - If proposed federal and state health care reform initiatives are enacted, the payments for and the availability of health care services may be affected. Aspects of certain proposals, such as reductions in Medicare and Medicaid payments, could adversely affect the Company. The Company is unable to predict what impact, if any, future enacted health care reform legislation may have on its current and future business, and no assurance can be given that any such reforms will not have an adverse impact on its business operations or potential profitability.

Employees

         In addition to its current network of 115 contracted physician advisors, the Company employed 12 full-time physicians as of December 31, 1998. Two of these physicians serve as officers of the Company or its subsidiaries and the remaining physicians serve as on-site Medical Directors and Associate Medical Directors in the states where the Company provides services.

         At December 31, 1998, in addition to its physicians, the Company employed a total of 140 full-time employees. Of this total, 106 employees are engaged in clinical activities including on-site nurse reviewers and contract administrators. The 34 remaining employees include executives, administrative support, finance, marketing, training and education, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

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

         The   Company   also   maintains   rent-free   operations   offices  in
approximately 600 square feet of space in Providence, Rhode Island under an informal oral arrangement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI"). Additionally, the Company maintains rent-free operation offices in New York and Vermont pursuant to informal arrangements with these customers.

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

           On or about June 29, 1998, a Settlement and Release Agreement was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC"), a subsidiary of Horizon BCBSNJ, and CW Ventures. Under this agreement, Horizon BCBSNJ has agreed to indemnify the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances that are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances which are the subject of the Bodino Action.

b.         The Company has been named as a party in an action entitled Robert T.
           Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Plaintiff seeks treble damages for an unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple to pay their reasonable defense costs. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter, but the Company intends to defend the matter vigorously. No amounts have been accrued for this claim as of December 31, 1998.

[2] Termination of employment:

     On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire Tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 its insurance carrier advised the Company that it would provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the last two months of calendar year ended December 31, 1998.

                                     PART II

Item 5. Market Price for  Registrant's   Common  Equity and Related Stockholder
        Matters

           (a) Market Information: Since the Company's effective registration date of June 12, 1995, the Company's Common Stock has traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol CADV. The following table shows the range of closing bid prices for each quarter of the Company's two most recent calendar years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                    1998                           1997
                                  --------                       --------
Quarter Ended ..........      High          Low           High          Low
                            --------      --------      --------      --------
 March 31, .............     $ .25        $ .23         $ .56         $ .31
 June 30, ..............     $ .27        $ .21         $ .47         $ .31
 September 30, .........     $ .24        $ .10         $ .36         $ .27
 December 31, ..........     $ .10        $ .02         $ .27         $ .23

          (b) Holders: As of August 24, 1999, there were approximately 2,916 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

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

                             CAUTIONARY STATEMENTS:

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

    COMPETITION.  In many of its  geographic  or product  markets,  the  Company competes with a number of other entities, some of which may have certain characteristics or capabilities that give them an advantage in competing with the Company. The Company believes that barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily. Certain Company customers may decide to perform functions or services internally, which were previously provided by the Company, thus decreasing Company revenues. Certain Company providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries that act as suppliers to the Company, such as the hospital, physician, and pharmaceutical industries. This activity may create stronger competitors or result in decreased opportunities. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, or maintain or increase its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may be adversely affected.

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

    CONTROL BY CERTAIN SHAREHOLDERS. The two largest stockholders of the Company, Horizon BSBSNJ and CW Ventures, beneficially own an aggregate of 91.65% of the outstanding shares of Common Stock of the Company. Pursuant to the Stockholders Agreement, as amended each of BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for (i) two designees of CW Ventures; (ii) two designees of BCBSNJ; (iii) one member of the Company's management acceptable to CW Ventures and BCBSNJ; and (iv) one non-employee outside director acceptable to CW Ventures and BCBSNJ. The Stockholders Agreement prevents the Company from taking certain material actions without BCBSNJ's and/or CW Ventures' or their designated directors' consent. Accordingly if Horizon BCBSNJ and CW Ventures were to vote in the same manner on the election of members of the Board of Directors or on any other matter requiring approval of a majority of the outstanding shares of Common Stock, such matter would likely be approved or defeated, as the case may be, depending on the vote of such stockholders.

    HISTORY OF LOSSES. There can be no assurance that the Company will be profitable in the future. For fiscal years prior to 1997, the Company experienced significant operating losses on a consolidated basis. In addition, the Company has experienced a loss of $68,000 for the 2 months ended December 31, 1998. At October 31, 1998, the Company had working capital of approximately $1,077,000, a stockholders equity of $3,484,000 and an accumulated deficit of $18,607,000 compared to a working capital deficit of approximately $2,487,000, a capital deficiency of $1,976,000 and an accumulated deficit of $21,690,000 for fiscal year as of October 31, 1997.

    At December 31, 1998, the Company has a working capital of approximately $715,000, stockholders equity of $3,416,000, and an accumulated deficit of approximately $18,675,000.

    MARKET ILLIQUIDITY. The Common Stock of the Company is traded in the over-the-counter market in the so-called "pink sheets" or, if available, the "OTC Bulletin Board Service." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock. Because the Company's Common Stock is subject to the rules on penny stock (See DISCLOSURE RELATING TO LOW PRICED STOCKS; POSSIBLY RESTRICTIONS ON RESALES OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S COMMON STOCK), the market liquidity for the Company's Common Stock is adversely affected. There is limited public float in the Company's Common Stock as the result of the ownership of 91.65% of the Common Stock by two stockholders.

    DISCLOSURE RELATING TO LOW PRICED STOCKS; POSSIBLY RESTRICTIONS ON RESALES OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S COMMON STOCK. The Company's Common Stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the Company's shareholders to sell any of its securities in the secondary market.

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

         At December 31, 1998, the Company had working capital of approximately $715,000, stockholders equity of $3,416,000, and an accumulated deficit of approximately $18,675,000. At October 31, 1998, the Company had working capital of approximately $1,077,000, stockholders equity of $3,484,000, and an accumulated deficit of $18,607,000. At October 31, 1997 the Company had a working capital deficit of approximately $2,487,000, a capital deficiency of $1,976,000 and an accumulated deficit of $21,690,000. The Company realized a net loss of approximately $68,000 on revenues of approximately $2,742,000 for the two months ended December 31, 1998 compared to a net income of approximately $223,000 on revenues of approximately $2,644,000 for the two-month period ended December 31, 1997.

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


Reorganization

         The series of transactions consummated by the Company in February 1996 resulted in a change in control of the Company and the acquisition of CHCM (see "Notes to Financial Statements-Introduction and Background"). The Board of Directors and management has taken steps and expect to take certain additional actions to increase revenues, reduce and re-deploy personnel and other costs and ultimately increase shareholder value.

         Management believes it must continue to refine its current service lines in order to continue to add value to existing and potential customers. In addition, the Company intends to broaden the services offered with unique and complementary cost-containment strategies. Management intends to evaluate each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company contemplates pursuing alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

Recent Developments of the Business:

         New Contract with HealthNow New York Inc.

      Effective January 1, 1999 the Company entered into a six-month services agreement with HealthNow New York Inc. ("HNNY"), which provides health care coverage to New York residents through its Blue Cross and Blue Shield of Western New York and Blue Shield of Northeastern New York divisions. Under the terms of this agreement, which was attached as Exhibit 10.35 to the Company's Form 10-KSB for the fiscal year ended October 31, 1998, incorporated by reference herein. The Company, through one or more of its subsidiaries, will provide both medical management performance support and specialty care management performance support services to HNNY for its approximately 650,000 indemnity and HMO subscribers. The service agreement, the initial term of which expired on June 30, 1999, provided for the payment of fixed compensation. This contract replaces a previous agreement between the Company and NYCPIC executed on January 1, 1998, which was attached as Exhibit 10.20 to the Company's Form 10-KSB filed on January 29, 1998. The Company executed a 90-day extension on this contract until September 30, 1999.

General Developments of the Business during Calendar Year 1998:

           Cancellation of Letter Agreement dated as of March 1, 1997 with Horizon Healthcare of New Jersey, Inc., formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) and Allied Health Group, Inc.


      In August of 1998 the Company received notice from one of its customers, Horizon Healthcare of New Jersey, Inc. ("Horizon Healthcare"), formerly known as Medigroup of New Jersey, Inc. (d/b/a HMO Blue) that Horizon Healthcare had decided to resume internal network management that it had been outsourcing to Allied via an Administrative Service Agreement dated as of January 2, 1997 (the "Administrative Service Agreement"). The Administrative Service Agreement was terminated effective in December of 1998. Accordingly, the letter agreement dated March 1, 1997 by and among the Company, Horizon Healthcare and Allied which was attached as Exhibit No. 10(e) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein (the "Horizon Healthcare Letter Agreement), pursuant to which the Company provided certain network management services to Allied and Horizon Healthcare, ended simultaneously with the termination of the Administrative Service Agreement. Revenues for the Company from the Horizon Healthcare Letter Agreement were approximately $1,432,000 for the twelve-month period ended October 31, 1998. No revenue was recognized on this contract for the two-month period ended December 31, 1998. The Management of the Company plans to replace the loss of this contract with new customers. However, there can be no assurance that the Company will be successful in obtaining such new customers. In addition, the Company has deferred approximately $902,000 to cover the repayment of performance penalties related to this agreement.

         The Company and CAHS are parties to a Joint Services Agreement with Allied (the "Joint Services Agreement"), which was attached as Exhibit No. 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. Under the Joint Services Agreement, the Company and CAHS were to deliver health care management services in the form of management of medical specialty networks to various BCBS plans throughout the United States. The Joint Services Agreement provides for a three-year term through March 29, 2000 with an automatic three-year renewal clause, unless either Allied or the Company gives notice to the other of its intent not to renew the agreement at least 90 days prior to the end of any three-year period. The Company did not receive any revenue under the Joint Services Agreement through October 31, 1998. By a letter dated November 9, 1998, the Company received written notice from Allied pursuant to which Allied purportedly terminated the Joint Services Agreement without cause, effective December 9, 1998. The Company is contesting this termination through arbitration. (See "Item 3-Legal Proceedings-Contractual Dispute" for a more detailed explanation of this matter).

            Excess Performance Revenues from Blue Cross and Blue Shield of Rhode Island ("BCBSRI")

         The Company earned excess performance revenues from BCBSRI for BCBSRI's calendar year ended December 31, 1997. The Company realized approximately $1,300,000 in excess performance revenues during the fiscal year ended October 31, 1998 compared to approximately $210,000 for the last fiscal year ended October 31, 1997. Management anticipates that this excess performance revenue will not continue during calendar year 1999. Additionally, the Company re-negotiated the service agreement with BCBSRI, which was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended July 31, 1997 and is incorporated by reference herein. This agreement provides for fixed compensation and a small amount of incentive revenues for the Company. Management estimates the revenue realized from this customer during the calendar year ending December 31, 1999 would be approximately $1,300,000 less than the aggregate amounts of approximately $3,100,000 received for the fiscal year ended October 31, 1998.

Results of Operations--12 Months Ended October 31, 1998 Compared to 12 Months Ended October 31, 1997

 Revenues:                                                                      Year Ended 10/31,
                                                      ---------------------------------------------------------------

                                                                        1998                           1997
                                                              ----------------------          -----------------------
                                                              Amount         Percent          Amount         Percent

Revenues from fixed-fee arrangements                     $16,821,000             89%     $12,970,000             92%

Revenues from performance-based arrangements               2,064,000             11%         834,000              6%

Consulting revenues                                           18,000              0%         273,000              2%
                                                              ------              --         -------              --

          Total revenues                                 $18,903,000            100%     $14,077,000            100%
                                                         ===========            ====     ===========            ====


         Total revenues for the fiscal years ended October 31, 1998 and October 31, 1997 were approximately $18,903,000 and $14,077,000, respectively. The increase in the fiscal 1998 year was primarily attributable to: (i) excess performance revenues of approximately $1,300,000 from BCBSRI, (ii) increased revenues from Allied of approximately $900,000, and (iii) increased fixed compensation revenue of approximately $2,300,000 from the Company's core contracts as a result of the re-negotiation efforts during fiscal year ended October 31, 1997.

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

         Revenues from performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers.

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

         Depreciation and amortization for the fiscal year ended October 31, 1998 aggregated $1,143,000, of which $538,000 is included in cost of services, compared to $1,033,000 for the fiscal year ended October 31, 1997, of which $549,000 is included in cost of services. Depreciation and amortization for the year ended October 31, 1998 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ, in connection with the acquisition of CHCM of approximately $122,000 ( See "Notes to Financial Statements - Introduction and Background"), amortization of approximately $337,000 relating to other intangible assets and depreciation of property and equipment of approximately $683,000.

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

Financing:

         Amounts payable pursuant to long-term financing arrangements as of October 31, 1998 consisted of approximately $422,000 of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease Agreement expired June 30, 1999, at which time, pursuant to its terms the company purchased all such items for one dollar. The Company's obligations under this Master Lease arrangement were guaranteed by Horizon BCBSNJ.

Results of Operations--2 Months Ended December 31, 1998 Compared to 2 Months Ended December 31, 1997

                                                                         Two-Months Ended 12/31,
                                                      ---------------------------------------------------------------

                                                                      1998                        1997(Unaudited)
                                                              ----------------------          ----------------------
                                                              Amount         Percent          Amount         Percent

Revenues from fixed-fee arrangements                      $2,720,000             99%      $2,507,000             95%

Revenues from performance-based arrangements                  21,000              1%         136,000              5%

Consulting revenues                                            1,000              0%           1,000              0%
                                                               -----              --           -----              --

          Total revenues                                  $2,742,000            100%      $2,644,000            100%
                                                          ==========            ====      ==========            ====

         Total revenues for the two months ended December 31, 1998 and December 31, 1997 were approximately $2,742,000 and $2,644,000, respectively. The increase in the current year was primarily attributable to increased fixed- fee revenue resulting from contract renegotiations offset by decreased revenue of approximately $142,000 from Allied Health Group, Inc. due to a contract termination.

         Cost of services - Cost of services for the two months ended December 31, 1998 and December 31, 1997 were approximately $1,414,000 and $1,319,000, respectively. The increase in the cost of services of approximately $95,000 is largely due to increases in personnel costs of approximately $135,000, primarily offset by decreases in professional, consulting and travel costs.

Operating expenses

Selling, general and administrative:

         Selling, general and administrative costs for the two month ended December 31, 1998 and December 31, 1997 were approximately $1,251,000 and $944,000, respectively. The increase in selling, general and administrative costs of approximately $307,000 is largely due to increases in personnel costs of approximately $61,000, an increase of approximately $28,000 in facility costs, an increase in travel costs of approximately $24,000, an increase in information and communication costs of approximately $51,000, an increase in professional and consulting costs of approximately $56,000 and an increase in other general and administrative costs of approximately $87,000, which includes $40,000 in investor relations. The Company experienced increased marketing and sales costs during the period ended December 31, 1998. This increase is attributable to the Company's increased marketing and sales efforts, as well as, increased emphasis on new product development.

Depreciation and amortization:

         Depreciation and amortization for the two months ended December 31, 1998 and December 31, 1997 was approximately $215,000, of which $90,000 is included in cost of services, compared to $175,000 for the two months ended

December  31,  1997,   of  which  $90,000  is  included  in  cost  of  services.
Depreciation and amortization for the two months ended December 31, 1998 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ, in connection with the acquisition of CHCM of approximately $20,000 ( See "Notes to Financial Statements - Introduction and Background"), amortization of approximately $72,000 relating to other intangible assets and depreciation of property and equipment of approximately $123,000.

Interest expense:

         Net interest expense for the two months ended December 31, 1998 was $20,000 compared with net interest expense of $61,000 for the two months ended December 31, 1997. The decrease in net interest expense of approximately $41,000 is largely due to decreased interest costs under the IBM master lease agreement of approximately $12,000, decreased interest costs related to the CW Note of approximately $27,000 (for a more detailed explanation of the CW Note, see "Notes to Financial Statements - Introduction and Background"), and a decrease in interest costs under the Horizon BCBSNJ Note of approximately $2,000 (for a more detailed explanation of the Horizon BCBSNJ Note, see "Financial Condition-Liquidity and Capital Resources.)

Financial Condition

Liquidity and Capital Resources:

         At December 31, 1998, the Company had cash of $3,354,000 and working capital of approximately $715,000. At December 31, 1997, the Company's cash balance was $1,142,000 and its working capital deficiency was approximately $1,969,000. The change in working capital of approximately $2,841,000 is largely due to the conversion of the $2,000,000 CW Note for Common Stock.

         Net cash provided from operating activities amounted to approximately $30,000 and $377,000 for the two-month periods ended December 31, 1998 and 1997, respectively. The change is largely due to a decrease in accrued expenses and other liabilities of approximately $224,000, and an increase in other assets of approximately $236,000, offset by decreases in customer receivables of approximately $352,000, and non-cash charges of approximately $215,000.

         Net cash used by investing activities amounted to approximately $47,000 and $182,000 for the two-month periods ended December 31, 1998 and 1997, respectively. This decrease of approximately $145,000 is primarily due to decreased capital expenditures incurred in connection with Software Development during the current two-month period.


         Net cash used by financing activities amounted to approximately $384,000 and $91,000 for the two-month periods ended December 31, 1998 and 1997, respectively. This increase of approximately $293,000 is primarily due to increased principal payments to a stockholder/customer company of approximately $281,000 and increased principal payments related to the IBM Master lease agreement of approximately $12,000.

         While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its Credit Agreement with Summit Bank will provide adequate capital resources to support the Company's anticipated cash needs for fiscal year ending December 31, 1999.

Financing:

         Amounts payable pursuant to long-term financing arrangements as of December 31, 1998 consisted of approximately $319,000 of capital lease obligations pursuant to a Master Lease Agreement with IBM Credit Corporation for the financing of computer and telephone equipment, installation, software and related system integration expenses. The term of the Master Lease Agreement expired June 30, 1999, at which time, pursuant to its terms the company purchased all such items for one dollar.

        Pursuant to the BCBSNJ Note, the Company owes $1,748,000 (including approximately $166,000 in accrued interest) and $1,863,000 to Horizon BCBSNJ as of December 31, 1998 and October 31, 1998, respectively, due in equal monthly payments of principal and interest commencing on October 1, 1998 and ending on June 30, 2000, at which time such amount is payable and due in full. The promissory note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

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

State of Readiness:

The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Iselin, New Jersey, the Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Substantially all of the Company's mid-range IT hardware has been remedied to a state of year 2000 readiness, with the remainder scheduled to be remedied by the end of the third quarter of fiscal 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999. The Company's plan for IT systems consists of several phases, primarily: (i) Inventory--identifying all IT systems and the magnitude of year 2000 readiness risk of each according to its potential business impact; (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality; (iii) Remediation--reprogramming, replacing or upgrading where necessary, inventoried items to ensure they are year 2000 ready; and (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has substantially completed the inventory and assessment phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of fiscal 1999. The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems. The Company believes that its year 2000 projects generally are on schedule.

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

Risks and Contingency/Recovery Planning:

 If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and medical stays, accurately bill customers, assess claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, business interruptions or shut downs, financial losses, reputation harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company is attempting to limit the potential impact of the year 2000 by monitoring the progress of its own year 2000 project and those of its critical External Relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its External Relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company has developed, or is developing, contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processes which will both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 ready by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem.

Item 7.  Financial Statements and Supplementary Data

         The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.

Item 8.  Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure

    None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The Company's directors, executive officers and control persons, as of December 31, 1998, (except as otherwise noted) are as follows:

   Name                                 Age                  Positions with the Company
   ----                                 ---                  --------------------------
   William J. Marino (1)(6)             55                   Chairman of the Board of Directors
   Robert J. Pures (2)(6)               53                   Director
   Barry Weinberg (1)(6)                60                   Director
   David McDonnell (1) (2)(6)           56                   Director
   Walter Channing, Jr. (2)(6)          58                   Director
   Richard W. Freeman(3)                51                   President and Chief Operating Officer
   David Noone(5)(6)                    45                   Director, Chief Executive Officer
   Stephan D. Deutsch                   55                   Senior Vice President and National Medical Director
   Elaine del Rossi(5)                  55                   Senior Vice President, Marketing and Sales
   David G. DeBoskey                    33                   Vice President, Finance and Accounting
-------------------------------------------------------------------------------

(1)      Member of Compensation Committee
(2)      Member of Audit Committee
(3)      Appointed President and Chief Operating Officer effective October 30, 1998.
(4)      Effective January 8, 1999
(5)      Effective April 21, 1999, the Company terminated Ms. del Rossi's employment without cause.
(6)      Re-elected to the Board of Directors of the Company at the Company's Annual Meeting held on July 7, 1999.


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

         The following sets forth certain information with respect to each Director and Executive Officer of the Company:

         William J. Marino has been a director of the Company since February 1996, and a director of Contemporary HealthCare Management System, Inc. since December 1993. He has been President, Chief Executive Officer and a director of Horizon BCBSNJ since January 1994, and Senior Vice President of Horizon BCBSNJ from January 1992 through December 1993. Mr. Marino also currently serves as a director of Digital Solutions, Inc.

         Robert J. Pures has been a director of the Company since February 1996. He has been Senior Vice President - Administration, Chief Financial Officer and Treasurer of Horizon BCBSNJ since 1995, and Vice President Finance and Treasurer of Horizon BCBSNJ from October 1985 through July 1995.

         Barry Weinberg has been a director of the Company since May 1997. He has been President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Weinberg currently serves on the boards of directors of Autoimmune Inc. and several privately owned companies, and is a general partner of CW Partners.

         David J. McDonnell has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd., a behavioral managed care company, where he served as that company's Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.'s board of directors from 1991 to 1993.

         Walter Channing, Jr. has been a director of the Company since May 1997. He has been Vice President of the CW Group, Inc., a Company engaged in investing in the health care field since 1981. Mr. Channing currently serves on the boards of directors of several privately owned companies and is general partner of CW Partners.

         Richard W. Freeman, M.D has served as President and Chief Operating Officer of the Company since October 1998, and from September 1997 through October 1998 as Executive Vice President of the Company. Prior to that, he served from April 1995 through September 1997 as Senior Vice President of CAHS. From 1994 to 1995, Dr. Freeman served as Vice-President for Medical Affairs, Johns Hopkins Bayview Medical Center, a 667 bed academic medical center, and from 1992 to 1994, Director Office of Managed Care Programs and Physician Support Services, Johns Hopkins Bayview Medical Center, The Johns Hopkins Health System, Baltimore, Maryland.

         David Noone has been a director of the Company and CEO since January 8, 1999. Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia and from December 1993 to February 1995, as President and Chief Executive Officer of Value Health Insurance Services Group, another Value Health, Inc. subsidiary, where he was responsible for development of a diversified managed health care company serving the property casualty, group health and auto liability sectors. Prior to that time, Mr. Noone served as President and Chief Operating Officer of Preferred Health Care Ltd. from 1992 to 1993, and in a variety of capacities with that company from 1987 to 1992.

         Stephan D. Deutsch, M.D. has been Senior Vice President and National Medical Director since July 1995. Prior to that, Dr. Deutsch served as both the President and Medical Director of a leading provider of outpatient services for the prevention, treatment and management of work-related injuries and illnesses in Rhode Island.

           Elaine del Rossi was Senior Vice President of Marketing and Sales from April 1998 through April 1999. Prior to that, she served as Senior Vice President of Marketing and Sales for a leading provider of preventive health programs. From 1980 to 1994, Ms. del Rossi served as an executive in marketing and sales positions for two large insurance companies where she was responsible for the introduction and development of several new product lines, as well as, overseeing global business and marketing plans for these organizations.

         David G. DeBoskey, C.P.A. has served as Vice President of Finance and Accounting of the Company since November 1997, and from April 1996 through November 1997, as Director of Finance and Accounting of the Company. From August 1992 through April 1996, Mr. DeBoskey served as Accounting Manager and Subsidiary Controller for two New Jersey hospitals.

 Section 16(a) Beneficial Ownership Reporting Compliance:

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

Item 10. Executive Compensation

         The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three calendar years ended December 31, 199X, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

                                            Summary Compensation Table

---------------------------- -------------- ------------------------------------------------- -----------------------------------

                                                          Annual Compensation                       Long Term Compensation
---------------------------- -------------- ------------------------------------------------- -----------------------------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
                                                                                                    Awards          Payouts
                                                                                                   Securities      All Other
Name and Principal            Year Ended        Salary            Bonus       Other Annual         Underlying      Compensation
        Position              December 31,                                  Compensation(2)       Options/SARs        ($)
                                                                                                     (#)


---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

Thomas P. Riley, (3)             1998          $275,000          $  -0-          $ 70,138           -0-            $ 4,313 (1)
President &                      1997           272,885           300,000          -0-              -0-              4,115 (1)
Chief Executive Officer          1996           160,213             -0-            -0-              -0-               -0-


---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

Richard W. Freeman, M.D.         1998        $  270,162 (4)       $ -0-           $ -0-             -0-            $ 4,800 (1)
President &                      1997           261,000          35,000           25,000            -0-              4,750 (1)
Chief Operating Officer          1996           265,731             -0-             -0-           250,000            3,888 (1)

---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

Stephen D. Deutsch, M.D.         1998        $  300,000 (5)       $ -0-           $  -0-            -0-           $   -0-
Senior Vice President and        1997           267,307          92,308              -0-            -0-               -0-
National Director of CAHS        1996           250,028         118,269              -0-          250,000             -0-


---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

Elaine del Rossi,                1998        $ 110,769 (6)      $55,000          $   -0-            -0-           $   -0-
Sr. Vice President,              1997             -0-             -0-                -0-            -0-               -0-
Marketing and Sales              1996             -0-             -0-                -0-            -0-               -0-


---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------
---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

David DeBoskey, CPA              1998           $87,654         $25,000          $   -0-            -0-           $ 2,608 (1)
Vice President,                  1997            75,769          12,500              -0-            -0-             1,894 (1)
Finance and Accounting           1996            34,423           1,000              -0-            -0-               751 (1)


---------------------------- -------------- ---------------- -------------- ----------------- ----------------- -----------------

-----------------------------------------------------------

(1) Represents Company matching contributions to a 401(k) profit sharing/savings plan.
(2) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days that were paid.
(3) Effective October 30, 1998, Mr. Riley resigned his position as President and Chief Executive of the Company.
(4) Dr. Freeman is paid an annual salary of $275,000 under the terms of his amended and restated employment agreement dated September 29, 1998.
(5) Dr. Deutsch is paid an annual salary of $300,000 under the terms of his employment agreement
(6) Ms. del Rossi joined the Company on March 25, 1998 and is paid an annual salary of $160,000 under the terms of her employment agreement. The salary and bonus set forth above represents compensation for partial year only. Ms. del Rossi's employment with the Company was terminated without cause on April 21, 1999.

                                       35

Compensation Plans

1996 Stock Option Plan:

       The 1996 Stock Option Plan ("Stock Option Plan"), which was adopted by the Company June 6, 1996, and amended July 24, 1996, is administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Pursuant to the terms of the Stock Option Plan, the Committee will select persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable, except that no stock received pursuant to an option shall be sold by the recipient prior to six months from the date of grant; (iv) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 110% of the total combined voting power of all classes of stock of the Company); and (v) the duration of the option, which cannot exceed ten (10) years. Incentive stock options may only be granted to employees
(including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. Options, which must be granted substantially in the form prescribed by the Stock Option Plan, are not valid unless signed by the grantee. Under the Stock Option Plan, an aggregate of 10% of the Company's authorized number of shares of Common Stock (equal to 9,000,000 shares of Common Stock) is reserved for issuance.

      All options granted under the Stock Option Plan are exercisable during the option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. In the event an option grantee's employment is terminated other than by death or disability, such person shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. In the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date.

      The Stock Option Plan contains anti-dilution provisions which provide that, in the event of any change in the Company's outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Committee or the Board shall proportionately adjust the number of shares covered by each option granted and the exercise price per share. The Committee's or Board's determinations in these matters shall be conclusive.

      The Board of Directors has the authority to terminate the Stock Option Plan as well as to make changes in and additions to such plans. The plan will terminate on June 6, 2006, unless previously terminated by the Board. However, unless approved by the stockholders of the Company, the Board may not change the aggregate number of shares subject to the Stock Option Plan, terminate, modify or amend such plan so as to adversely affect the rights of option holders previously granted under such plan, change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.

         No options were granted to or exercised by the named executives during the year ended December 31, 1998.


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                                                           Number of               Value of
                                                       Shares Underlying          Unexcerised
                                                          Unexercised            In-the-Money
                                                           Options at             Options at
                                                       December 31, 1998       December 31, 1998
                                                          Exercisable/           Exercisable/
Name                                                     Unexercisable         Unexercisable (1)
----                                                     -------------         -----------------
Thomas P. Riley                                                0                        0
Richard W. Freeman, M.D.                                 166,667/83,333               $0/$0
Stephan D. Deutsch, M.D.                                 166,667/83,333               $0/$0
Elaine del Rossi                                               0                        0
David G. DeBoskey, CPA                                         0                        0

----------------------------------------------------------

(1)Based upon the average Bid and Asked prices on the OTC Bulletin Board of the Company's Common Stock on July 31, 1999.


Resignations, Employment Contracts and Board Appointments

         Resignation of Chief Executive Officer, President and Director

         Pursuant to written letter to the Board of Directors dated September 29, 1998, Thomas P. Riley resigned as President and Chief Executive Officer of the Company, effective October 30, 1998. Mr. Riley resigned as a director of the Company effective November 16, 1998.

         Noone Employment Agreement

         Effective as of January 8, 1999 the Company entered into an Employment Agreement and Confidentiality, Invention and Non-Compete Agreement of even date therewith with David Noone, its current Chief Executive Officer (collectively, the "Noone Agreements"), which were attached as Exhibits 10.32 and 10.33 in the Company's Form 10-KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and are incorporated by reference herein. The Noone Agreements provide for a one-year term commencing January 8, 1999, with annual compensation of $300,000 per annum. The Company will pay Mr. Noone a severance payment equal to six-month salary if he is terminated upon a "change of control" (as defined below). In addition, Mr. Noone is subject to a non-compete restriction during the term of employment plus two years thereafter. The Noone Agreements further provide for the issuance of stock options as of the commencement date providing Mr. Noone with an option to purchase Common Stock in an amount equal to four (4%) of the Company's capitalization on such date, upon the terms and conditions set forth therein. These options are subject to accelerated vesting, if: (a) the Company's Common Stock reaches certain target levels or (b) if either of the Company's two largest shareholders, Horizon BCBSNJ and CW Ventures, sells or transfers its shares of Common Stock to a non-affiliated party ("Change of Control") for a price at least 300% higher than the average sales price of the Company's Common Stock, during the thirty (30) days prior to his employment with the Company, as reported by Bloomberg Business Services. For this purpose, Horizon BCBSNJ and CW shall not be considered affiliated with each other.

         Pursuant to unanimous written consents of each of the Compensation Committee of the Board of Directors and the Board of Directors of the Company, dated January 8, 1999, David Noone was appointed a "management director" of the Board of Directors effective as of January 8, 1999, filling a vacancy on the Board.

         Freeman Employment Agreement

         The Company entered into an Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard Freeman, M.D., the current President and Chief Operating Officer of the Company and CAHS (the "Freeman Employment Agreement"). The Freeman Employment Agreement was attached as Exhibit
10.36 in the Company's Form 10-KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and is incorporated by reference herein. The term of the Freeman Employment Agreement commenced on October 30, 1998 and continues for a two-year period, with an additional one-year renewal. Dr. Freeman is entitled to an annual salary of $275,000, plus other benefits set forth therein. The Freeman Employment Agreement provides for a cash bonus in the amount of $95,000 in the event of a "Change in Control of the Company" (as defined therein). The Freeman Employment Agreement also contains a non-compete restriction during the term of Dr. Freeman's employment plus two years thereafter.

         del Rossi Employment Agreement

         Effective as of March 25, 1998 the Company entered into an Employment Agreement (the "del Rossi Employment Agreement") and Confidentiality, Invention and Non-Compete Agreement (the "Confidentiality Agreement") of even date therewith with Elaine del Rossi, a former Senior Vice President for Marketing and Sales of the Company, which was attached as Exhibit 10.37 and 10.38 in the Company's Form 10-KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and are incorporated by reference herein. The terms of the del Rossi Employment Agreement commenced on March 25, 1998 and continued until April, 1999. Ms. del Rossi was entitled to an annual salary of $160,000, plus other benefits set forth therein. The del Rossi Employment Agreement provided for a cash bonus of $50,000 upon Ms. del Rossi's commencement of employment with the Company. In addition, Ms. del Rossi was entitled to commissions as additional compensation if certain sales goals are met. The del Rossi Confidentiality Agreement contains a non-compete restriction during the term of Ms. del Rossi's employment plus one year thereafter. Effective April 21, 1999, the Company terminated Ms. del Rossi's employment without cause.

         Deutsch Employment Agreement

         Effective as of April 28, 1998 the Company and CAHS entered into an Employment Agreement with Stephan D. Deutsch, M.D. (the "Deutsch Employment Agreement"), the current Senior Vice President of CAHS and National Medical Director of CAHS, which was attached as Exhibit 10.39 in the Company's Form 10-KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and is incorporated by reference herein. The term of the Deutsch Employment Agreement commenced on April 28, 1998 and continues for a two-year period, with a successive one-year renewal term. Dr. Deutsch is entitled to an annual salary of $250,000, an annual supplemental salary of $50,000 for his services as National Medical Director of CAHS, plus other benefits set forth therein. Under the Deutsch Employment Agreement, Dr. Deutsch is entitled to participate in any CAHS' Executive Annual Bonus Incentive Plan as may be established by the Board. The Deutsch Employment Agreement also contains solicitation and non-compete restrictions during the term of Dr. Deutsch's employment plus one year thereafter.

Compensation of Directors:

Generally

         No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested Directors who are neither officers nor associated with stockholders. Disinterested Directors are paid $1,000 for each meeting of the Board they attend and are eligible for the grants of options under the 1996 Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 1998, no director has been granted any options pursuant to the 1996 Directors Stock Option Plan.

1996  Directors' Stock Option Plan

      The 1996 Directors' Stock Option Plan ("Directors' Stock Option Plan"), was adopted by the Company June 6, 1996, and amended July 24, 1996. Pursuant to the terms of the Directors' Stock Option Plan, the Board of Directors shall grant non-employee Directors (other than certain named persons) upon their appointment as Directors options to purchase (i) 166,667 shares of Common Stock (as adjusted for a one-for-six reverse stock split); (ii) at an exercise price equal to the fair market value of the Common Stock on the date of grant; (iii) exercisably ratably over 36 months; and (iv) having a duration of five years from the date of grant. Option grants, which must be evidenced by written agreements substantially in the form prescribed by the Directors' Stock Option Plan, are not valid unless signed by the grantee. Under the Directors' Stock Option Plan, and aggregate of 2% of the Company's authorized number of shares of Common Stock (equal to 1,800,000 shares of Common Stock) is reserved for issuance.

      All options granted under the Directors' Stock Option Plan are exercisable during the option grantee's lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee's directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. In the event of termination of an option grantee's directorship due to death, such person's legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option's expiration date.

      The Directors' Stock Option Plan contains anti-dilution provisions which provide that in the event of any change in the Company's outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

      The Board of Directors has the authority to terminate the Directors' Stock Option Plan with respect to any shares of Common Stock not at the time subject to an option as well as to make changes in and additions to such plans. The plan will terminate on June 6, 2006, unless previously terminated by the Board. However, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the Directors' Stock Option Plan, terminate, modify or amend such plan so as to adversely affect the rights of option holders previously granted under such plan, change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets as of July 31, 1999 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and Directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                       Beneficial Ownership of Common Stock by
                                         Certain Stockholders and Management


Name                                                                       Number of Shares      Percent of
                                                                         Beneficially Owned(1)   Ownershipp(2)
Horizon Blue Cross and Blue Shield of
   New Jersey, Inc. (3)(4)(5)..................................               37,617,420            45.77
CW Ventures II, L.P.(5)(6)(7)..................................               37,784,087            45.88
William J. Marino(3)...........................................                      334                *
Robert J. Pures(3).............................................                        0                0
Walter Channing, Jr.(5)(6)(7)(8)...............................               37,784,087            45.88
Charles Hartman(5)(6)(7)(8)....................................               37,784,087            45.88
Barry Weinberg(5)(6)(7)(8).....................................               37,784,087            45.88
David J. McDonnell(9) .........................................                        0                *
Thomas P. Riley(10)(11)........................................                        0                *
Richard W. Freeman, M.D (12)(13)...............................                  254,050                *
Stephan Deutsch, M.D (12)(13).................................                   251,233                *
Elaine del Rossi (12)(13)(14).................................                         0                0
All Directors and executive officers as a Group (9                            38,289,704            46.21
persons) (8)(11)(13)
-------------------------------------------------------------

*        Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Beneficial ownership includes outstanding shares and shares subject to options exercisable within 60 days.

(2) The percent beneficially owned by any person or group who held options exercisable within 60 days has been calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding.

(3) The business address of such person or entity is 3 Penn Plaza East, Newark, New Jersey 07105.

(4) In the event that the Services Agreement dated February 22, 1996, among the Company, its subsidiaries, and Blue Cross and Blue Shield of New Jersey (now known as "Horizon BCBS") is terminated by Horizon BCBSNJ, CW Ventures II, L.P. ("CW Ventures") will have the right to purchase Horizon BCBSNJ shares in accordance with the terms of the Stockholders' Agreement. See below, "Certain Relationships and Related Transactions."

(5) Horizon BCBSNJ may be deemed a member of a "group," as such term is used in Section 13(d) of the Exchange Act, with CW Ventures, CW Partners III, L.P., the general partner of CW Ventures ("CW Partners"), and Walter Channing, Charles Hartman and Barry Weinberg, the general partners of CW Partners. Horizon BCBSNJ on the one hand, and CW Ventures, CW Partners and Messrs. Channing, Hartman and Weinberg, on the other, disclaim membership in a group for the purpose of Section 13(d) of the Exchange Act or for any other purpose.




(6) The business address of such person or entity is 1041 Third Avenue, New York, New York 10021.

(7) Includes shares of Common Stock issuable upon exercise of the CW Warrants.CW Ventures has sole voting and disposition power over shares owned by it.

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

(9)      The business address of such person is 301 Aqua Court, Naples,  Florida
         34102.

(10) The business address of such person is 3 Long Ridge Lane, Ipswich, Massachusetts 01938.

(11) Effective October 30, 1998, Mr. Riley resigned his position as President and Chief Executive Officer of the Company,and effective November 16, 1998, Mr. Riley resigned as a Director.

(12) The business address of such person is 485-C Route 1 South, Iselin, New Jersey 08830.

(13) 250,000 of Dr. Freeman's shares of Common Stock, 250,000 of Dr. Deutsch's shares of Common Stock, and 500,000 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that are exercisable on July 31, 1999 or that will be exercisable within 60 days of such date.

(14) Effective April 21, 1999, the Company terminated Ms. del Rossi's employment without cause.





Item 12.          Certain Relationships and Related Transactions

         The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the BCBSNJ Note, see "Description of Business - Introduction and Background." As of July 31, 1999, Horizon BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 45.77% of the outstanding Common Stock at December 31, 1998. Effective June 13, 1997 the Services Agreement with Horizon BCBSNJ was amended and restated, which amendment was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The First Amendment and Restatement of the Services Agreement requires, among other things, Horizon BCBSNJ to pay a monthly "interim payment" based on current enrollment data which is adjusted every April and October. Currently, the Company is receiving approximately $1,000,000 per month as a result of this agreement. However, due to the enrollment adjustments called for in this agreement there can be no assurances that the Company will record revenues at this level for the entire 1999 fiscal year. As of July 31, 1999, Horizon BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 45.77% of the outstanding Common Stock at December 31, 1998. In addition, two (2) of BCBSNJ officers are directors of the Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ. William Marino, a director of the Company and CHCM, is also a director, President and Chief Executive Officer of Horizon BCBSNJ.

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

         On or about June 29, 1998, a Settlement and Release Agreement was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC"), a subsidiary of Horizon BCBSNJ, and CW Ventures. Under this agreement, Horizon BCBSNJ has agreed to indemnify the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances that are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances which are the subject of the Bodino Action.

         The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Change in Control." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Change in Control." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 31, 1998, CW Ventures is the beneficial owner of 37,784,087 shares of Common Stock, constituting 45.79% of the outstanding Common Stock, assuming the exercise of the CW Warrants only. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company, CAHS and CHCM and is also a General Partner of CW Partners; Walter Channing, Jr., a director of the Company and is also a General Partner of CW Partners.

         Effective June 13, 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of Common Stock at $0.38 per share (the "Horizon BCBSNJ Option"), as provided in the Option Agreement dated as of June 13, 1997, between CW Ventures and Horizon BCBSNJ (the "Option Agreement") which was included as an Exhibit to the Company's Form 10-QSB for the Quarter ended July 31, 1997 and is incorporated by reference herein. If the fair market value per share of Common Stock is greater than the exercise price of the Horizon BCBSNJ Option on the applicable date of calculation, Horizon BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the Horizon BCBSNJ Option and receiving a number of shares of Common Stock according to a formula set forth in the Option Agreement. The Horizon BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000, all as more fully set forth in the Option Agreement. Because the Company did not achieve certain financial goals, 5,015,619 shares subject to the Horizon BCBSNJ Option were non-exercisable as of October 31, 1998. The remaining shares subject to the Horizon BCBSNJ Option are exercisable if the aggregate fees received by the Company under the Horizon Healthcare Letter Agreement meet certain targets set forth in the Opinion Agreement for the period through February 28, 2000. However, if the Administrative Service Agreement or the Horizon Healthcare Letter Agreement are terminated at any time after October 31, 1997 by Allied without cause, the target date is accelerated. As of December 1998, at the termination of the Horizon Healthcare Letter Agreement, the Company did not meet these revenue targets. The option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ's revision of its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party and the agreement to guaranty the Summit Bank Credit Agreement (see Note J in the "Notes to the Financial Statements"). The Horizon BCBSNJ Option has been valued at $15,000 which amount will be amortized over the three-year term of the amended Services Agreement.

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

3.1(a)   Registrant's     Certificate   of    Incorporation   incorporated   by
         reference to exhibit 3.1 filed   with   the   Company's   Registration
         Statement on Form S-1 (File No. 33-89176).

3.1(b)   Amended  and  Restated   Certificate  of  Incorporation    incorporated
         by reference to the Company's Information Statement filed on September 6, 1996.

3.2 Registrant's By-Laws incorporated by reference to exhibit 3.2 filed with the Company's Registration Statement on Form S-1(File No. 33-89
         176).

10.1(a) Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to exhibit 10.12 filed with the Company's Registration Statement on Form S-1 (File No.
         33-89176).

10.1(b) December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services
         Agreement to March 31, 1996 incorporated by reference to exhibit 10.12(a) filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2 Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to exhibit 10.13 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

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

10.5     CW  Exchangeable   Note   incorporated   by  reference to exhibit10.16
         filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

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

10.11 Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island ("BCBSRI") and CAHS, Inc.incorporated by reference to exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1997.

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

10.15 Credit Agreement among Summit Bank, the Company and BCBSNJ, dated June 13, 1997 incorporated by reference to exhibit 10(f)filed with the Company's Form 10-QSB for the quarter ended April 30, 1997.

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

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company incorporated by reference to exhibit 10.20 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1997.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company incorporated by reference to exhibit 10.21 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1997.

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc incorporated by reference to exhibit 10.22 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1997.

10.23    Separation   Agreement   dated  April 20,  1995  between  PMDX  and the
         Registrant incorporated by reference to exhibit 10.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.24 Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.25 Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to exhibit 10.3 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.26    Registrant's  1995  Comprehensive  Stock  Incentive  Plan  incorporated
         by reference to exhibit 4.2  filed  with  the   Company's  Registration
         Statement on Form S-1 (File No. 33-89176).

10.27 Registrant's 1996 Stock Option Plan incorporated by reference to the Company's Information Statement filed September 6,1996.

10.28 Registrant's 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement filed September 6,1996.

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

10.32    Employment   Agreement   between  the  Company  and David Noone,  dated
         January 8, 1999 incorporated by reference to exhibit 10.32 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999 incorporated by reference to exhibit 10.33 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.34 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company Form 10-QSB for the quarter ended July 31, 1998.

10.35 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company incorporated by reference to exhibit 10.35 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement") incorporated by reference to exhibit 10.36 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi incorporated by reference to exhibit 10.37 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi incorporated by reference to exhibit 10.38 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS incorporated by reference to exhibit 10.39 filed with the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

16 Letter regarding change in accountants, incorporated by reference to exhibit 16.1 filed on the Company Form 8-K dated June 6, 1996.

27       Financial Data Schedule
                  --------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CareAdvantage, Inc.
                                          (Registrant)

Date: September 2, 1999                    By:   /s/ David Noone
      -------------------                  ------------------------------------
                                           David Noone, Chief Executive Officer,
                                           Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: September 2, 1999                    By: /s/ David Noone
      ------------------                   ------------------------------------
                                           David Noone, Chief Executive Officer,
                                           Director
                                           (Principal Executive Officer)

Date: September 2, 1999                    By: /s/ David G. DeBoskey
      -------------------                  ------------------------------------
                                           David G. DeBoskey, Vice President
                                           Finance
                                           (Principal Financial and Accounting
                                           Officer)

Date: September 2, 1999                    By: /s/ William J. Marino
      --------------------                 ------------------------------------
                                           William J. Marino, Director

Date: September 2, 1999                    By: /s/ Robert J. Pures
      ---------------------                ------------------------------------
                                           Robert J. Pures, Director

Date: September 2, 1999                    By: /s/ Barry Weinberg
      --------------------                 ------------------------------------
                                           Barry Weinberg, Director

Date: September 2, 1999                    By  /s/ Walter Channing, Jr.
      --------------------                 ------------------------------------
                                           Walter Channing, Jr., Director

Date: September 2, 1999                    By: /s/ David McDonnell
      --------------------                 ------------------------------------
                                           David McDonnell, Director

CAREADVANTAGE, INC. AND SUBSIDIARIES


    Contents                                                                                                            Page


Consolidated Financial Statements

   Independent auditors' report                                                                                         F-2

   Balance sheets as of December 31, 1998 and October 31, 1998                                                          F-3

   Statements of operations for the two-month periods ended December 31, 1998
      and 1997 (unaudited) and the years ended October 31, 1998 and 1997                                                F-4

   Statements of stockholders' equity (capital deficiency) for the two-month period
      ended December 31, 1998 and the years ended October 31, 1998 and 1997                                             F-5

   Statements of cash flows for the two-month periods ended December 31, 1998
      and 1997 (unaudited) and the years ended October 31, 1998 and 1997                                                F-6

   Notes to financial statements                                                                                        F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries as of December 31, 1998 and October 31, 1998 and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the two months ended December 31, 1998 and for the years ended October 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 1998 and October 31, 1998, and the consolidated results of their operations and their cash flows for the periods indicated in conformity with generally accepted accounting principles.


                                           /s/ Richard A. Eisner & Company, LLP
                                           ------------------------------------
                                               Richard A. Eisner & Company, LLP


New York, New York
July 30, 1999

CAREADVANTAGE, INC. AND SUBSIDIARIES

See notes to financial statements
Consolidated Balance Sheets

                                                                                              December 31,       October 31,
                                                                                                  1998               1998

ASSETS
Current assets:
    Cash and cash equivalents                                                                  $3,354,000       $ 3,745,000
    Accounts receivable for services:
        Stockholder                                                                             1,080,000         1,080,000
        Other                                                                                     315,000           667,000
    Other current assets                                                                          159,000            75,000
                                                                                                ---------         ---------

           Total current assets                                                                 4,908,000         5,567,000

Property and equipment, at cost less accumulated depreciation                                   1,279,000         1,374,000
Intangible assets                                                                               1,695,000         1,768,000
Other assets                                                                                      243,000            91,000
                                                                                                ---------         ---------

                                                                                               $8,125,000       $ 8,800,000
                                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Capital lease obligation                                                                    $ 319,000       $   422,000
    Accounts payable                                                                              193,000           163,000
    Due to stockholder                                                                          1,153,000         1,153,000
    Due to customer                                                                               902,000           902,000
    Accrued payroll and related benefits                                                          959,000         1,211,000
    Accrued expenses and other current liabilities                                                483,000           455,000
    Deferred revenue, current                                                                     184,000           184,000
                                                                                                ---------         ---------

           Total current liabilities                                                            4,193,000         4,490,000

Due to stockholder, less current portion                                                          429,000           710,000
Deferred revenue and other liabilities, less current portion                                       87,000           116,000
                                                                                                 --------          --------

                                                                                                4,709,000         5,316,000

Commitments and contingencies

Stockholders' equity:
    Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
    Common stock - par value $.001 per share, authorized 90,000,000
        shares; issued and outstanding 82,189,883                                                  82,000            82,000
    Additional capital                                                                         22,009,000        22,009,000
    Accumulated deficit                                                                       (18,675,000)      (18,607,000)
                                                                                              -----------        ----------

                                                                                                3,416,000         3,484,000

                                                                                               $8,125,000       $ 8,800,000
                                                                                                =========         =========

Consolidated Statements of Operations


                                                                   Two Months Ended
                                                                     December 31,                  Year Ended October 31,

                                                                1998              1997              1998             1997
                                                                              (unaudited)

Net revenues                                                 $2,742,000      $ 2,644,000       $ 18,903,000     $ 14,077,000
Cost of services                                              1,414,000        1,319,000          7,903,000        7,937,000
                                                              ---------        ---------         ----------        ---------

Gross profit                                                  1,328,000        1,325,000         11,000,000        6,140,000
                                                              ---------        ---------         ----------        ---------

Operating expenses:
Selling general and administrative                            1,251,000          944,000          6,842,000        5,278,000
Depreciation and amortization                                   125,000           85,000            605,000          484,000
                                                              ---------        ---------          ---------        ---------

Total operating expenses                                      1,376,000        1,029,000          7,447,000        5,762,000
                                                              ---------        ---------          ---------        ---------

Operating income                                                (48,000)         296,000          3,553,000          378,000
Interest expense                                                 20,000           61,000            305,000          371,000
                                                              ---------        ---------          ---------        ---------

Income (loss) before provision for income tax                   (68,000)         235,000          3,248,000            7,000
Provision for income tax                                                          12,000            165,000
                                                              ---------        ---------          ---------        ---------

Net income (loss)                                             $ (68,000)       $ 223,000        $ 3,083,000          $ 7,000
                                                              =========         ========          =========          =======

Net income (loss) per share of common
stock - basic and diluted                                         $(.00)            $.00               $.04             $.00
                                                                  =====             ====               ====             ====

Weighted average number of common shares
outstanding - basic and diluted                              82,190,000       74,390,000        76,990,000        74,390,000
                                                             ==========       ==========        ==========        ==========

See notes to financial statements


                                      Consolidated Statements of Stockholders' Equity (Capital Deficiency)


                                                          Common Stock
                                                                                                                    Stockholders'
                                                      Number           Par                                             Equity
                                                        of            Value       Additional       Accumulated        (Capital
                                                      Shares          Amount        Capital          Deficit         Deficiency)




Balance as of November 1, 1996                      24,233,327        $24,000   $   19,690,000  $   (21,697,000)  $   (1,983,000)
Issuance of common stock to Horizon BCBSNJ
    and CW Ventures                                                                                                            0
                                                    50,156,559         50,000          (50,000)
Net income for the year ended October31,
    1997                                                                                                  7,000            7,000

                                                   -----------        -------     ------------       ----------       -----------
Balance as of October 31, 1997
                                                    74,389,886         74,000       19,640,000      (21,690,000)      (1,976,000)
Exchange of CW Ventures note for common
    stock                                                                                                              2,377,000
                                                     7,799,997          8,000        2,369,000
Net income for the year ended October 31
    1998                                                                                              3,083,000        3,083,000
                                                                                                    -----------      -----------
Balance as of October 31, 1998                      82,189,883         82,000       22,009,000      (18,607,000)       3,484,000

Net loss for the two-month period ended
    December 31, 1998                                                                                   (68,000)         (68,000)
                                                   -----------        -------      -----------     ------------     ------------

Balance as of December 31, 1998                     82,189,883        $82,000     $ 22,009,000     $(18,675,000)     $ 3,416,000
                                                   ===========        =======      ===========     ============     ============




Consolidated Statements of Cash Flows


                                                                        Two Months Ended
                                                                          December 31,              Year Ended October 31,
                                                                       1998           1997           1998            1997
                                                                                   (unaudited)

Cash flows from operating activities:
    Net income                                                    $  (68,000)    $   223,000    $  3,083,000      $   7,000
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                             215,000         175,000       1,143,000      1,033,000
           Changes in:
               Due to/from stockholder                                                               (33,000)    (1,117,000)
               Due to/from customer                                  352,000        (267,000)       (259,000)
               Other assets                                         (236,000)         23,000         170,000       (127,000)
               Accounts payable                                       30,000         219,000        (188,000)      (218,000)
               Accrued expenses and other current liabilities       (224,000)       (294,000)        468,000        417,000
               Deferred revenue                                      (29,000)        298,000          31,000      1,122,000
                                                                   ---------        --------        --------      ---------

                  Net cash provided by operating activities           40,000         377,000       4,415,000      1,117,000
                                                                      ------         -------       ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                             (47,000)       (182,000)     (1,133,000)      (623,000)
                                                                     -------        --------      ----------      ---------

Cash flows from financing activities:
    Principal payments under long-term debt                         (103,000)        (91,000)       (575,000)      (623,000)
    Principal payments under note payable, stockholder              (281,000)
                                                                    --------

                  Net cash used in financing activities             (384,000)        (91,000)       (575,000)      (623,000)
                                                                    --------        --------       ---------      ---------

Net increase (decrease) in cash and cash equivalents                (391,000)        104,000       2,707,000       (129,000)
Cash and equivalents - beginning of year                           3,745,000       1,038,000       1,038,000      1,167,000
                                                                   ---------       ---------       ---------      ---------

Cash and equivalents - end of year                               $ 3,354,000     $ 1,142,000     $ 3,745,000    $ 1,038,000
                                                                   =========       =========       =========      =========

Noncash operating activity:
    Reclassification of deferred revenue to due to customer as a
        result of cancellation of contract                                                         $ 902,000

Noncash financing activities:
    Effective June 30, 1998, the  $2,000,000  principal  amount 8%
        exchangeable note  (plus  $377,000  accrued  interest)
        issued by the  Company  to CW Ventures  II  L.P.  was
        automatically   cancelled  and  converted  into
        7,799,997 shares of the Company's common stock.

Supplemental disclosures of cash flow information:
    Interest paid                                                    $27,000        $ 19,000       $  85,000      $ 152,000
    Income taxes paid                                                                              $ 115,000

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and October 31, 1998
(Information with respectto December 31, 1997 and the two months then ended is unaudited)



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

Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary. The CHCM stock was acquired in exchange for CAHS's $3,600,000 principal amount 8% Exchangeable Note which, in turn, was exchanged on September 30, 1996 for 13,375,000 shares of the Company's common stock.

Pursuant to the terms of the CW Note and the Horizon BCBSNJ Note, because the Company failed to realize at least $15 million in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, on February 27, 1997, the Company issued 50,156,559 additional shares of common stock resulting in an increase of both Horizon BCBSNJ and CW Ventures equity to 45% on a fully diluted basis.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

      The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Effective August 27, 1998, the Company received notice from one of its customers, that it has decided to resume internal network management that it had been outsourcing. Revenues for the Company from this contract were approximately $1,432,000 for the twelve-month period ended October 31, 1998. The Company has provided approximately $902,000 to cover possible repayment of advances related to this contract (see Note I[4]).

[3] Depreciation and amortization:

Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method. Depreciation and amortization included in cost of services amounted to $538,000 and $549,000 for the years ended October 31, 1998 and 1997, respectively and approximately $90,000 for each of the two months ended December 31, 1998 and 1997.

[4] Per share data:

      Net income per share has been computed based on the weighted average number of shares outstanding during the periods. Additional shares issued to Horizon BCBSNJ in February 1997 pursuant to the terms of a promissory note by CAHS in favor of Horizon BCBSNJ dated February 22, 1996 have been included as if outstanding from November 1, 1996. Additional shares issued to CW Ventures in February 1997 pursuant to the CW Note, have been included as if outstanding since February 22, 1996, the date of CW Ventures' investment in the Company. 7,799,997 additional shares of common stock, which were issued to CW Ventures upon exchange and cancellation of the CW Note as of June 30, 1998, have been included from the date of the exchange. Common stock equivalents have not been included since they are not dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement became effective for the fiscal year ended October 31, 1998. The adoption of SFAS 128 did not have any effect on the computation of income (loss) on the Company's earnings per share of common stock.

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

[9] Major customers:

Two of the Company's customers accounted for approximately 67% (Horizon BCBSNJ) and 17% of net revenues for the year ended October 31, 1998 and approximately 77% (Horizon BCBSNJ) and 11% of net revenues for the year ended October 31, 1997. Two of the Company's customers accounted for approximately 80% (Horizon BCBSNJ) and 9% of net revenues for the two months ended December 31, 1998 and approximately 80% (Horizon BCBSNJ) and 9% of net revenues for the two months ended December 31, 1997. The loss of any one of these customers would have a material adverse impact on the Company's business.

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

NOTE C - INTANGIBLE ASSETS

     Intangible assets net of accumulated amortization consist of the following:

                                                  December 31,      October 31,
                                                      1998              1998

        Service agreement                            $835,000        $ 855,000
        License fees                                  167,000          200,000
        Software development cost                     693,000          713,000
                                                 ------------      -----------

                                                   $1,695,000    $   1,768,000
                                                    =========      ===========


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

[3] Software development costs:

          Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $135,000 and $127,000 for the years ended October 31, 1998 and 1997, respectively and approximately $50,000 and $21,000 for the two-month periods ended December 31, 1998 and 1997, respectively.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   December 31,         October 31,
                                                      1998                 1998

Computer equipment                                $1,300,000       $     1,284,000
Furniture and fixtures                               466,000               466,000
Office machines and telephone equipment              231,000               231,000
Leasehold improvements                               118,000               106,000
Equipment under capital lease, consisting of:
    Computer equipment                               860,000               860,000
    Telephone equipment                              156,000               156,000
    Leasehold improvements                           309,000               309,000
                                                   ---------             ---------

                                                   3,440,000             3,412,000
Less accumulated depreciation and amortization    (2,161,000)           (2,038,000)
                                                   ---------             ---------

                                                  $1,279,000            $1,374,000
                                                   =========             =========


Amortization in connection with equipment under capital leases amounted to $321,000 and $326,000 for the years ended October 31, 1998 and 1997, respectively and $50,000 and $49,000 for the two-month periods ended December 31, 1998 and 1997, respectively.


NOTE E - CAPITAL LEASE OBLIGATION

The following is a schedule of the present value of minimum lease payments under capital leases as of December 31, 1998 and October 31, 1998, all of which are due in the ensuing year:

                                                                            December 31,      October 31,
                                                                                1998             1998

        Balance due                                                         $ 330,000        $440,000
        Less amount representing interest                                      11,000          18,000
                                                                             --------         -------

        Present value of minimum lease payments                             $ 319,000        $422,000
                                                                             ========         =======

The Company's obligations under the agreement are guaranteed by Horizon BCBSNJ.


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

[3] Stock option plans:

The Board of Directors of the Company administers the 1996 Stock Option Plan. Pursuant to the terms of the 1996 Stock Option Plan, the Board will select persons to be granted options and will determine the terms of the options, which must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and must have a duration not to exceed ten
(10) years. Under the 1996 Stock Option Plan, an aggregate of 10% of the Company's authorized number of shares of common stock or 9,000,000 shares has been reserved for issuance.

The Board of Directors of the Company also administers the 1996 Director Stock Option Plan. Pursuant to the terms of the 1996 Director Stock Option Plan, the Board may select non-employee individual Directors to be granted options. Each such option grant shall be (i) in the amount to purchase 167,000 shares of common stock; (ii) at an exercise price which cannot be less than 100% of the fair market value of the common stock on the date of grant; (iii) immediately exercisable, and (iv) for a duration of ten (10) years from the date of grant. An aggregate of 1,800,000 shares has been reserved for issuance pursuant to the 1996 Director Stock Option Plan.

No current member of the Board of Directors has been granted any options under the 1996 Director Stock Option Plan. When such options are granted, the Company will incur a charge to operations equal to their fair value.

The following is a summary of stock option activity during the years ended October 31, 1998 and 1997:

                                                                1998                            1997
                                                                       Weighted                        Weighted
                                                                       Average                          Average
                                                                       Exercise                        Exercise
                                                        Shares          Price           Shares           Price

    Outstanding at beginning of period                 1,853,000        $1.50          3,028,000        $1.35
                                                                        =====                           =====
    Cancelled                                           (433,000)       $1.67         (1,175,000)       $1.13
                                                    ------------        =====      -------------        =====
    Outstanding at end of period                       1,420,000        $1.44          1,853,000        $1.50
                                                    ============        =====      =============        =====

    Exercisable at end of period                       1,170,000        $1.58          1,433,000        $1.74
                                                    ============        =====      =============        =====

      No options were granted or cancelled in the two-month period ended December 31, 1998.

      The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing model utilizing the following assumptions: dividend yield of 0%, volatility of 67.67%, risk-free interest rates ranging from 6.8% to 6.95% and expected life of 10 years.

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net income (loss) for the years ended October 31, 1998 and 1997 would have been approximately $3,070,000 and ($6,000) or $.04 and $0 per share, respectively. Pro forma net income (loss) for the two months ended December 31, 1998 and 1997 would have been approximately ($70,000) and $233,000 or $0 per share, respectively.

[4] Warrants:

In addition to 166,667 warrants issued to CW Ventures in connection with a bridge financing in a prior year, the Company issued to one of its vendors warrants to purchase 50,000 shares of the Company's common stock at a per share price equal to eighty percent of the average closing sales price of the stock for the sixty consecutive business days preceding the date of exercise. The warrants expire upon the earlier of the termination of the Agreement for Products and Services between the Company and the vendor or October 31, 1999. In January 1998, the Company cancelled the 50,000 warrants in exchange for the vendor canceling the Company's warrant to purchase shares of the vendor's stock.


NOTE H -INCOME TAX

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                            December 31,      October 31,
                                                                                1998              1998
        Deferred tax assets:
           Net operating loss carryforwards                               $ 3,999,000       $  3,984,000
           Accrued liabilities                                                 56,000             56,000
           Deferred revenue                                                   105,000            115,000
           Alternative minimum tax credit                                      50,000             50,000
                                                                           ----------         ----------

                                                                            4,210,000          4,205,000

        Deferred tax liabilities:
           Excess of book over tax cost basis of fixed
              assets and software costs                                       474,000            490,000
                                                                           ----------         ----------

        Net deferred tax asset                                              3,736,000          3,715,000
        Valuation allowance                                                (3,736,000)        (3,715,000)
                                                                           ----------         ----------

                                                                          $         0        $         0
                                                                           ==========         ==========


The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $11,762,000 at December 31, 1998 and approximately $11,718,000 at October 31, 1998, expiring through 2012. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. It is reasonably possible that the Internal Revenue Service may reduce the amount of the carryforward and its annual utilization upon examination. The valuation allowance on the Company's deferred tax asset increased approximately $21,000 for the two months ended December 31, 1998 and decreased approximately $1,023,000 for the year ended October 31, 1998.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                                            December 31,             October 31,
                                                                                1998                    1998

           Income taxes at federal statutory rate                          $(23,000)             $   1,104,000
           Net operating loss carryforward benefit                                                    (913,000)
           State income tax, net of federal income tax benefit                                         110,000
           Alternative minimum tax                                                                      55,000
           Permanent differences                                              2,000
           Change in valuation reserve                                       21,000                   (191,000)
                                                                           --------                  ---------

                                                                           $      0              $     165,000
                                                                            =======                  =========


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

           On or about June 29, 1998, a Settlement and Release Agreement was entered into among Horizon BCBSNJ, the Company, CAHS, CHCM, Enterprise Holding Company, Inc. ("EHC") a subsidiary of Horizon BCBSNJ and CW Ventures. Under this agreement, Horizon BCBSNJ indemnifies the Company, CAHS and CHCM from any losses or obligations in connection with the claims, facts and circumstances which are the subject of the Bodino Action except for an amount not to exceed $50,000. In addition, Horizon BCBSNJ and EHC, on the one hand, and the Company, CAHS and CHCM, on the other hand, granted mutual releases with respect to the claims, facts and circumstances, which are the subject of the Bodino Action.

b.         The Company has been named as a party in an action entitled Robert T.
           Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey. Messrs. Petillo, Achillare and Whipple were officers of the Company and

b. may have claims for indemnification for expenses and for any judgments against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The plaintiff seeks treble and other damages for an unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. On September 15, 1998 and October 30, 1998, the Company received notice from two of its insurance carriers that they have denied coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company has received written claims for indemnification from Whipple, Petillo and Achillare. The parties to this litigation are currently taking discovery, and no trial date has been set. The Company is unable, at this early stage of the proceeding, to evaluate the merits of this action, but intends to defend the matter vigorously. No amounts have been accrued for this claim as of December 31, 1998.

[2] Termination of employment:

     On or about January 16, 1998, an action entitled Mary DeStefano v. CAI, Carol Manzella, and Thomas P. Riley (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire tapping and Electronic Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998 its insurance carrier advised the Company that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its Officers and Directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is continuing to contest this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

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

[4] Contract termination:

In November 1998, the Company received written notice from one of its customers that the customer terminated its contract with the Company. Counsel for the Company informed the customer that the notice was null and void and of no legal effect since the agreement did not provide for termination without cause prior to the end of the term. The Company and the customer have since commenced binding arbitration. In July 1999, the Company received a second notice from the customer pursuant to which the customer has purportedly terminated the contract due to the Company's material breach. The Company vigorously denies that it has breached the contract and continues to pursue its rights against the customer in the arbitration proceeding (see Note B[2]).

[5] Settlement agreement:

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

Rent expense for the years ended October 31, 1998, and 1997 was $463,000 and $434,000, respectively. Rent expense for each of the two-month periods ended December 31, 1998 and 1997 was $77,000.

[7] Employee benefit plans:

Effective January 1, 1995, the Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute on a tax deferred basis a percentage of compensation, but not in excess of the maximum allowable by tax law. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $163,000 and $148,000 in fiscal years 1998 and 1997 respectively, and $31,000 and $25,000 for the two-month periods ended December 31, 1998 and 1997, respectively.

Effective  October 29,  1997 the  Company  established  under  Internal  Revenue
Section 125 a cafeteria plan whereby employees may choose between cash and qualified benefits. Additionally, this plan allows employees to pay all or a portion of their premiums with pre-tax dollars.

NOTE J - CREDIT FACILITY

The Company has a working capital facility in the amount of $1,500,000, which bears interest at a 30, 60, or 90-day LIBO rate, plus 45 basis points with an option to convert to a base prime rate. As of December 31 and October 31, 1998, there were no amounts outstanding under the working capital facility.


NOTE K - STAND BY LETTER OF CREDIT

In September 1998, the Company obtained an irrevocable letter of credit in favor of a vendor as security for the Company's obligations under a noncancelable operating lease dated October 1, 1998 in the amount of $250,000; such letter of credit is issued under the Company's credit facility with Summit Bank. (See Note
J)

NOTE L - SHAREHOLDER OPTION AGREEMENT

In June 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the " Horizon BCBSNJ Option"). If the fair market value per share of common stock is greater than the exercise price of the Horizon BCBSNJ Option on the applicable date of calculation, Horizon BCBSNJ may elect to pay such exercise price by surrendering for cancellation a portion of the Horizon BCBSNJ Option and receiving a number of shares of common stock according to a formula set forth in the Option Agreement. The Horizon BCBSNJ Option is exercisable in the event the Company achieves certain goals for defined periods through February 28, 2000. In addition, exercisability of the Horizon BCBSNJ Option may be accelerated in certain circumstances, none of which have occurred. The option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ revision of its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party, and the agreement to guaranty the Summit Bank Credit Agreement.


NOTE M - RELATED PARTY TRANSACTION

Consulting fees of approximately $50,000 were paid to a member of the Board of Directors for the year ended October 31, 1998.


NOTE N - SUBSEQUENT EVENT

On January 8, 1999, the Board of Directors of the Company granted stock options for 3,600,000 shares of common stock of the Company to its new Chief Executive Officer ("CEO") in connection with the CEO's employment agreement. All of the options have an exercise price of $.03 per share, a term of 10 years, and vest, subject to the terms therein over a period of 6 years.

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