Form 10QSB
period 1999-09-30
CAREADVANTAGE INC
filed 1999-11-12
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999



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

                                    Yes _X_ No___



                                   82,189,883
       Number of shares of Common Stock outstanding as of November 10, 1999

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                  For the nine months ended September 30, 1999


                                    I N D E X
                                    ---------


Part I - Financial Information

    Item 1.    Financial Statements

          o   Condensed Consolidated Balance Sheets -
              September 30, 1999 (Unaudited) and December 31, 1998 (Audited)...2

          o Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine months ended September 30, 1999 and
              October 31, 1998.................................................3

          o   Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Nine months ended September 30, 1999 and October 31, 1998........4

          o   Notes to Condensed Consolidated Financial Statements.............5
              (Unaudited)

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................8



Part II - Other Information

    Item 1.    Legal Proceedings..............................................14

    Item 2.    Changes in Securities..........................................14

    Item 3.    Defaults Upon Senior Securities............................... 14

    Item 4.    Submission of Matters to a Vote of Security Holders............14

    Item 5.    Other Information .............................................15

    Item 6.    Exhibits and Reports on Form 8-K...............................15

    Signature.................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               CAREADVANTAGE, INC
                           CONSOLIDATED BALANCE SHEETS


                                                                September 30,                    December 31,
                                                                   1999                             1998
            ASSETS                                               Unaudited                        Audited
                                                                 ---------                        -------
Current assets:
     Cash and cash equivalents                                   $1,786,000                       $3,354,000
     Accounts receivable for services:
         Stockholder                                              1,094,000                        1,080,000
         Other                                                      158,000                          315,000
     Other current assets                                           187,000                          159,000
                                                                    -------                          -------
                  Total current assets                            3,225,000                        4,908,000

Property and equipment, at cost less accumulated depreciation       916,000                        1,279,000
Intangible assets                                                 1,565,000                        1,695,000
Other assets                                                        263,000                          243,000
                                                                    -------                          -------
Total Assets                                                     $5,969,000                       $8,125,000
                                                                ===========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligation                 $        0                        $ 319,000
     Accounts payable                                               174,000                          193,000
     Due to stockholder                                             927,000                        1,153,000
     Due to customer                                                902,000                          902,000
     Accrued salaries and employee benefits                         807,000                          959,000
     Accrued expenses and other current liabilities                 163,000                          483,000
     Deferred revenue, current                                      141,000                          184,000
                                                                    -------                        ---------
                  Total current liabilities                       3,114,000                        4,193,000

Due to stockholder, less current portion                                  0                          429,000
Deferred revenue and other liabilities, less current portion              0                           87,000
                                                                         --                       ----------
Total Liabilities                                                 3,114,000                        4,709,000
                                                                  ---------                        ---------

Stockholders' equity (capital deficiency):
     Preferred stock-par value $.10 per share;
         authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 103,600,000 shares; issued
         and outstanding 82,189,883 and 82,189,883                   82,000                           82,000
     Additional capital                                          22,052,000                       22,009,000
     Accumulated deficit                                        (19,279,000)                     (18,675,000)
                                                                ------------                   -------------
Total Stockholders' Equity                                        2,855,000                        3,416,000
                                                                  ---------                    -------------
Total Liabilities and Stockholders' Equity                      $ 5,969,000                     $  8,125,000
                                                                ===========                    =============


        The accompanying notes are an integral part of these statements.


                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended                        Nine Months Ended
                                        Sept 30,           Oct 31,                Sept 30,          Oct 31,
                                          1999              1998                  1999               1998
                                          ----              ----                  ----               ----


Net revenues                              $4,184,000         $6,025,000           $12,013,000        $14,900,000

Costs of services                          2,339,000          1,940,000             6,585,000          5,876,000
                                          ----------         ----------             ---------          ---------


Gross margin                               1,845,000          4,085,000             5,428,000          9,024,000
                                           ---------          ---------             ---------          ---------

Operating expenses:

Selling, general and administration        1,643,000          2,032,000             5,435,000          5,416,000
Depreciation and amortization                213,000            173,000               629,000            477,000
                                             -------            -------               -------            -------

Total operating expenses                   1,856,000          2,205,000             6,064,000          5,893,000
                                           ---------          ---------             ---------          ---------

Operating  (loss)/income                     (11,000)         1,880,000              (636,000)         3,131,000

Net interest income/(expense)                 14,000             (8,000)               32,000           (122,000)
                                             -------            -------                ------          ---------


Net (loss)/income before provision             3,000          1,872,000              (604,000)         3,009,000
for taxes


Provision for taxes                                             101,000                                  165,000
                                               -----         ----------             ---------          ---------

Net  (loss)/income                             3,000          1,771,000              (604,000)         2,844,000
                                               =====          =========             =========          =========

Net  (loss)/income
per share of common stock-basic and diluted     $.00               $.02                 ($.01)              $.04
                                                ====               ====                 =====               ====

Weighted average number
of common shares outstanding              93,700,000         82,190,000            82,190,000         77,857,000
                                          ==========         ==========            ==========         ==========


        The accompanying notes are an integral part of these statements.



                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                  Sept 30,            Oct 31,
                                                                    1999                1998
                                                                    ----                -----
Cash flows from operating activities:

Net  (loss)/profit                                                $(604,000)            $2,844,000

Adjustments to reconcile net (loss) /profit to net cash (used by)/provided from operating activities:

Depreciation and amortization                                       961,000                882,000
Compensation due to option issuance                                  43,000                      0

Change in assets and liabilities:

Due to/from customers/stockholders                                  183,000               (193,000)
Other assets                                                        (48,000)               170,000
Accounts payable                                                    (19,000)              (477,000)
Accrued expenses and other liabilities                             (472,000)               728,000
Deferred revenue                                                   (130,000)              (310,000)
                                                                  ---------              ---------

Net cash  (used by) /provided from
operating activities                                                (86,000)             3,644,000
                                                                   --------             ---------

Cash flows from investing activities:

Capital expenditures                                               (468,000)             (772,000)
                                                                  ---------              --------

Net cash  (used by) investing
activities                                                         (468,000)             (772,000)
                                                                  ---------             ---------

Cash flows from financing activities:

Principal payments to stockholder                                  (695,000)                   (0)
Principal payments under long-term debt                            (319,000)             (438,000)
                                                                  ---------             ---------

Net cash (used by) financing
Activities                                                       (1,014,000)             (438,000)
                                                               ------------             ---------

Net  (decrease)/increase in cash                                 (1,568,000)            2,434,000

Cash - beginning of fiscal year                                   3,354,000             1,311,000
                                                                  ---------             ---------

Cash - end of period                                             $1,786,000            $3,745,000
                                                                 ==========            ==========



        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note A--Basis of preparation:

Fiscal Year Change:

On June 8, 1999, CareAdvantage, Inc. ("CAI" or the "Company") changed its fiscal year from one ending October 31 to a calendar year ending December 31. The Company has not recast data for the comparative periods as such recasting is not practicable. Additionally, the Company does not experience seasonality in its results of operations and cash flows and such a restatement is not cost justified. The Company has prepared its financial statements for the calendar quarters ended September 30, 1999 compared to the fiscal quarters ended October 31, 1998 (for the most recent three- and nine-month periods). The Company believes such a comparison to the periods ended October 31, 1998 provides a reliable basis for comparing changes in its results of operations and cash flows for the periods ended September 30, 1999.

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's October 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 1999 and the 10-KSB for the Transition period November 1, 1998 through December 31, 1998 filed on September 3, 1999.

The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. In the 1998 periods and for the three months ended September 30, 1999, the dilutive effect of stock options is included in the calculation of diluted earnings per share using the treasury stock method. For the nine months ended September 30, 1999, common stock equivalents are anti-dilutive.

Note C--Contingencies:

Potential uninsured exposure to litigation:

a) The Company has been named as a party in an action  entitled ROBERT T. CARUSO
v. CARE ADVANTAGE, INC., JOHN J.PETILLO, VINCENT M. ACHILLARE, LAWRENCE A. WHIPPLE, AND HORIZON BLUE CROSS BLUE SHIELD OF NEW JERSEY, INC. ET AL., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Plaintiff seeks treble damages for unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. The parties to this litigation are currently taking discovery. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

b) On or about January 16, 1998, an action entitled MARY DESTEFANO v.CARE ADVANTAGE, INC., CAROL MANZELLA, and THOMAS P. RILEY (the "DeStefano Action") was filed in the Superior Court of New Jersey. The complaint alleges that (i) the plaintiff was terminated from her employment with the Company in retaliation for her complaints regarding alleged violations of state and federal labor laws and (ii) the Company violated the New Jersey Wire Tapping and Electronic
Surveillance Control Act. The complaint did not demand an amount of specific monetary damages. The defendants have denied liability in all respects. On July 7, 1998, the Company was advised by its insurance carrier that it will provide a defense to all defendants named in the complaint. However, the Company's insurance carrier has also advised that it will not pay any judgment adverse to the insured which establishes the act of deliberate dishonesty committed by the insured with actual dishonest purpose and intent and material to the cause of the action so adjudicated. Under the terms of the policy, "insured" includes the Company and its officers and directors. The Company has retained separate counsel to represent it in the litigation for purposes of this exclusion. Plaintiff has advised the Company that her damages are believed to exceed $250,000 and she has also asserted a claim for punitive damages. The Company is contesting this lawsuit vigorously. The parties to this litigation are currently taking discovery, and no trial date has been set. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the nine months ended September 30, 1999 and October 31, 1998:

                                             September 30,         October 31,

                                                1999                  1998
                                                ----                  ----

Income taxes paid                            115,000               113,000

Interest paid                                 53,000                64,000



Note E - Stock Option Grant and 1996 Stock Option Plan Amendment

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its Chief Executive Officer, in connection with Mr. Noone's employment agreement. The options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the fourth, fifth and sixth anniversary of the date of grant subject to acceleration upon achievement of certain performance targets. The Company realized compensation costs related to this amendment of approximately $252,000 and is amortizing this cost over the six year vesting period of the options, unless achievement of performance targets mandates accelerated amortization. In connection with this grant, the Board amended the Company's 1996 Stock Option Plan (the "Stock Option Plan") to provide the Board (or a Committee thereof) with increased discretion in the terms and conditions of stock options it may award.

On January 26, 1999, the Board granted stock options, constituting an aggregate of 10,556,000 shares of Common Stock of the Company, to various employees, a director and a former employee of the Company. The options have an exercise price of $.08 per share and a term of 10 years subject to earlier termination upon certain events. A portion of the options vests immediately and the remainder vests over 3 years. In connection with these grants, the Board amended the Stock Option Plan to increase the number of shares authorized for issuance from 10% to 18% of the Company's authorized Common Stock, and it amended the Company's 1996 Directors Stock Option Plan (the "Directors Stock Option Plan") to provide the Board with increased discretion in the terms and conditions of stock options it may award.

In addition, on January 26, 1999, the Board amended the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock for issuance from 90,000,000 shares to 103,600,000 shares.

On July 7, 1999, the Company's stockholders approved the foregoing amendments to the Company's Stock Option Plan, the amendments to the Company's Directors Stock Option Plan and the amendment to the Company's Certificate of Incorporation. (See Part II, item 4)

                               CAREADVANTAGE, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

Certain statements in this Form 10-QSB may constitute "forward-looking statements" contemplated under the Private Securities Litigation Reform Act of 1995, including those concerning management's plans, intentions and expectations with respect to future financial performance and future events and the outcome of pending litigation, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, and which could cause actual results and outcomes to differ materially from those expressed herein. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Certain risk factors exist, such as the ability to generate new business, the Company's inability to prevent its customers from terminating existing contracts by invoking standard termination clauses, as well as other inherent contractual risks, which are beyond the control of the Company, could have a material adverse impact on the Company or prevent the Company from achieving the growth or obtaining the results discussed. For a more complete discussion of these and other risk factors, please see "Cautionary Statements in Item 6 of the Company's Form 10-KSB for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission on January 29, 1999 and the 10-KSB for the Transition period November 1, 1998 through December 31, 1998 filed on September 3, 1999.

GENERAL OVERVIEW:

The Company is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to provide optimal levels of care to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to several of Blue Cross/Blue Shield health services organizations in the Northeastern United States.

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three and nine months ended September 30, 1999, with those for the three and nine months ended October 31, 1998.



Three Months Ended September 30,1999, Compared to Three Months Ended October 31, 1998

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 1999 and October 31, 1998 were approximately $4,184,000 and $6,025,000, respectively. This represents a decrease of approximately $1,841,000 for the three-month period ended September 30, 1999 from the corresponding period of the prior fiscal year. The decrease for the three months ended September 30, 1999 is largely due to decreased revenue of approximately $470,000 on account of the termination of the Allied Health Group, Inc. agreement, and decreased revenue of approximately $1,435,000 from the Company's major customers related to the realization of one-time performance revenues during the prior fiscal year.

The Company's ability to increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers. Although the Company is pursuing an aggressive marketing and sales campaign to increase its revenues, including a proposal to Michigan Blue Cross and Blue Shield ("Michigan BCBS") to assume responsibility for its entire care management program, there can be no assurance that the Company will enter into an agreement with Michigan BCBS or otherwise be successful in increasing its revenues.

Cost of services:

The Company's total direct cost of services for the three-month periods ended September 30, 1999 and October 31, 1998 was approximately $2,339,000 and $1,940,000, respectively. This represents an increase of approximately $399,000 for the three-month period ended September 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the three-month period ended September 30, 1999 was primarily due to increases in personnel costs related to additional hiring of operational staff to support increased membership.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended September 30, 1999 and October 31, 1998 were approximately $1,643,000 and $2,032,000, respectively. This represents an decrease of approximately $389,000 for the three-month period ended September 30, 1999 over the corresponding period of the prior fiscal year. This decrease for the three-month period ended September 30, 1999 is largely due to decreases in personnel costs of approximately $243,000, professional and consulting costs of approximately $107,000, and other general and administrative costs of approximately $181,000 of which a decrease of approximately $40,000 for fees and licenses is included, offset by an increase in information and communication costs of approximately $142,000. Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended September 30, 1999 and October 31, 1998 were approximately $307,000 and $308,000, respectively. Approximately $94,000 and $135,000 were included in cost of services for such periods.

Interest expense:

The Company's total net interest income/(expense) for the three-month periods ended September 30, 1999 and October 31, 1998 was approximately $14,000 and ($8,000), respectively. This represents a decrease of approximately $22,000 in net interest expense for the three-month periods ended September 30, 1999 from the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs of approximately $14,000 under the Master Lease Agreement with IBM Credit Corporation ("IBM") and decreased interest costs of approximately $23,000 related to the Horizon BCBSNJ Note, offset by decreased interest income of approximately $15,000 from the Company's short-term investments.



Nine Months Ended September 30, 1999, Compared to Nine Months Ended October 31, 1998



Revenues:

The  Company's  total  operating  revenues  for  the  nine-month  periods  ended
September 30, 1999 and October 31, 1998 were approximately $12,013,000 and $14,900,000, respectively. This represents a decrease of approximately $2,887,000 for the nine-month period ended September 30, 1999 over the corresponding period of the prior fiscal year. The decrease for the nine-month period ended September 30, 1999 is largely due to decreased revenue of approximately $1,187,000 related to the termination of the Allied Health Group, Inc. agreement and decreased revenue of approximately $1,660,000 from the Company's major customers related to the realization of one-time performance revenues during the prior fiscal year.

Cost of services:

The Company's total direct cost of services for the nine-month periods ended September 30, 1999 and October 31, 1998, was approximately $6,585,000 and $5,876,000, respectively. This represents an increase of approximately $709,000 for the nine-month period ended September 30, 1999 over the corresponding period of the prior fiscal year. This increase in the cost of services for the nine-month period ended September 30, 1999 was primarily due to increases in personnel costs related to additional hiring of operational staff to support increased membership.

Operating expenses:

Selling, general and administrative:

The Company's total selling, general, and administrative costs for the nine-month periods ended September 30, 1999 and October 31, 1998 were approximately $5,435,000 and $5,416,000, respectively. This represents an increase of approximately $19,000 for the nine-month period ended September 30, 1999 over the corresponding period of the prior fiscal year. This increase for the nine-month period ended September 30, 1999 is due to increases in personnel costs of approximately $76,000, travel costs of approximately $80,000, and information and communication costs of approximately $184,000, offset by decreases in professional and consulting costs of approximately $284,000, including approximately $150,000 due to decreased legal fees, and other general and administrative costs of approximately $37,000. The Company experienced increased marketing and sales costs during the nine-month period ended September 30, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as increased emphasis on new product development.



Depreciation and amortization:

The Company's total depreciation and amortization costs for the nine-month periods ended September 30, 1999 and October 31, 1998 were approximately $1,004,000 and $882,000, respectively. This increase of approximately $122,000 is largely due to amortization related to internally developed software costs of approximately $216,000, offset by decreases in amortization related to license fees of approximately $55,000 and decreased depreciation of approximately $34,000 related to computer equipment. Approximately $375,000 and $405,000 were included in costs of services for such periods.

Interest expense:

The Company's net interest income/(expense) for the nine-month periods ended September 30, 1999 and October 31, 1998 was approximately $32,000 and ($122,000), respectively. This represents a decrease in net interest expense of approximately $154,000 for the nine-month periods ended September 30, 1999 from the corresponding period of the prior fiscal year. The decrease in net interest expense is largely due to decreased interest costs under the Master Lease
Agreement with IBM of approximately $47,000, decreased interest costs of approximately $67,000 related to the CW Note, which was converted to common stock on June 30, 1998, and decreased interest costs under the Horizon BCBSNJ Note of approximately $49,000, offset by increased interest income of approximately $9,000 from the Company's short-term investments.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:



General overview:

At September 30, 1999, the Company had net working capital of approximately $111,000, stockholders equity of approximately $2,855,000 and an accumulated deficit since its inception of approximately $19,279,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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



Financial condition:

At September 30, 1999, the Company had cash of approximately $1,786,000 and net working capital of approximately $111,000. At December 31, 1998, the Company had cash of approximately $3,354,000 and a net working capital of approximately $715,000.

Net cash (used by)/provided from operating activities amounted to approximately ($86,000) and $3,644,000 for the nine-month periods ended September 30, 1999 and October 31, 1998, respectively. The cash used by 1999 operating activities is largely due to a $604,000 net loss, a decrease in accrued expenses and other liabilities of approximately $472,000, and a decrease of approximately $130,000 in deferred revenue, offset by non-cash charges of approximately $1,004,000, and a decrease in customer receivable of approximately $183,000.

Net cash used in investing activities amounted to approximately $468,000 and $772,000 for the nine-month periods ended September 30, 1999 and October 31,1998, respectively. The decrease in cash used of approximately $304,000 is due to decreased capital outlays for computer-related equipment and internally developed software costs incurred during the nine-month period ended September 30, 1999.

Net cash used in financing activities amounted to approximately $1,014,000 and $438,000 for the nine-month periods ended September 30, 1999 and October 31, 1998, respectively. The increase in cash used of approximately $576,000 is largely due to increased principal payments to a stockholder/customer of approximately $695,000 offset by decreased principal payments related to the Master Lease Agreement with IBM of approximately $119,000.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit facility with Summit Bank, which expires on January 31, 2000 (see discussion below under Capital Resources), will provide adequate capital resources to support the Company's anticipated cash needs for the next twelve months.


Capital resources:

Pursuant to the Horizon BCBSNJ Note, the Company owes $887,000 to Horizon BCBSNJ as of September 30, 1999. The Horizon BCBSNJ Note provides that principal shall be amortized through equal monthly payments of principal and interest from October 1, 1998 through June 30, 2000, at which time the principal of the note is scheduled to be paid in full. The Horizon BCBSNJ Note bears interest at a five-year U.S. treasury yield, adjusted quarterly. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

The Company has a credit facility with Summit Bank (the "Bank") that provides for a $1,500,000 working capital revolver to be used for general working capital needs, which has been extended through January 31, 2000. Horizon BCBSNJ currently guarantees this obligation for the Company, however, Horizon BCBSNJ has verbally notified the Company that it will not guarantee this facility after the January 31, 2000 expiration date. The Company is in the process of seeking a credit facility from another lender, however, there are no guarantees that the Company will be successful in securing an additional credit facility after January 31, 2000. In September of 1998, the Bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit is issued under the Company's credit facility and the availability is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company.

In connection with management's intention to more effectively streamline its operations, as well as increased emphasis on developing in-house data management capabilities and training and educational programs for its clinical staff and customers, the Company expects to incur additional leasehold improvement, software and computer hardware costs during the fourth quarter of calendar 1999 of approximately $100,000. Such costs are expected to be financed with the Company's current cash reserves and future operating cash flows.


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

STATE OF READINESS:

  The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Iselin, New Jersey, the Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's principal means of ensuring year 2000 readiness for purchased software has been the replacement, upgrade or repair of non-compliant systems. This replacement process would have been undertaken for business reasons irrespective of the year 2000 problem; however, it would, more than likely, have been implemented over a longer period of time. The Company's internally-developed software was either designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Substantially all of the Company's mid-range IT hardware has been remediated to a state of year 2000 readiness, with the remainder scheduled to be remediated by the end of the fourth calendar quarter of 1999. Most of the Company's non-compliant IBM PC-compatible servers and desktops have been replaced, with the remainder expected to be replaced by the end of fiscal 1999. The Company's plan for IT systems consists of several phases, primarily: (i) Inventory--identifying all IT systems and the magnitude of year 2000 readiness risk of each according to its potential business impact; (ii) Date assessment--identifying IT systems that use date functions and assessing them for year 2000 functionality; (iii) Remediation--reprogramming, replacing or upgrading where necessary, inventoried items to ensure they are year 2000 ready; and (iv) Testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has substantially completed the inventory and assessment phases for substantially all of its IT systems. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of calendar year 1999. The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and is currently working with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems. The Company believes that its year 2000 projects generally are on schedule.

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

YEAR 2000 COSTS:

 Total costs incurred solely for remediation of potential year 2000 problems are currently estimated to be approximately $100,000 in calendar year 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. The Company capitalizes certain costs that extend the useful life of such assets and expense costs that do not extend the assets life. Year 2000 readiness is critical to the Company. The Company has re-deployed some resources from non-critical system enhancements to address year 2000 issues. Due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements to become year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

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

                               CAREADVANTAGE, INC.
PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On October 19, 1999, the Company was advised that it may be impleaded as a third-party defendant in a lawsuit entitled HORIZON HEALTHCARE OF NEW JERSEY, INC. vs. ALLIED SPECIALTY CARE SERVICES, INC., pending in the United States District Court for the District of New Jersey. This lawsuit seeks damages arising out of an agreement between Horizon Healthcare of New Jersey, Inc. ("Horizon") and Allied Specialty Care Services, Inc. ("Allied"). One of the claims made by Horizon is that it is entitled to damages on account of Allied's agreement to repay certain monies ("Risk Amounts") to Horizon in the event certain charges for medical claims exceeded certain capitation amounts. Allied's third-party complaint against the Company seeks to enforce an agreement among Horizon, Allied and the Company wherein it is claimed that the Company agreed to pay Allied one-half of any Risk Amounts that Allied "owed" to Horizon, but no more than certain funds received by the Company on account of such agreement. (A copy of the agreement among Horizon, Allied and the Company has been filed as
Exhibit 10(e) to Form 10-QSB dated April 30, 1997.) The parties to the lawsuit and the Company are presently attempting to resolve their disputes through mediation. However, the can be no assurance that such efforts will be successful. The Company has previously established a reserve that management believes is sufficient to satisfy any liability the Company may have on account of Allied's claim.

For a description of additional legal proceedings, see Note C to the Financial Statements. With the exception of the legal proceedings described herein and in Note C to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 7, 1999, the Company held the Annual Meeting of stockholders. The purposes of the meeting were (1) to elect six directors, (2) to approve amendments to the Company's Stock Option Plan, (3) to approve amendments to the Company's Directors' Stock Option Plan, and (4) to approve an increase in the total number of authorized shares of Common Stock from 90,000,000 to 103,600,000.



---------------------------------------------------------------------------------------------------------------------
     Matters Voted Upon                    For                        Against                    Not Voting
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
1.   Election of Directors
---------------------------------------------------------------------------------------------------------------------
          William Marino               75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
          Robert J.Pures               75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
          Barry Weinberg               75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
          David McDonnell              75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
          Walter Channing, Jr.         75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
          David Noone                  75,234,840                        0                       6,955,043
---------------------------------------------------------------------------------------------------------------------
2.   Amendments to Stock               75,234,840                        0                       6,955,043
     Option Plan
---------------------------------------------------------------------------------------------------------------------
3.   Amendments to Directors'          75,234,840                        0                       6,955,043
     Stock Option Plan
---------------------------------------------------------------------------------------------------------------------
4.   Increase in authorized            75,234,840                        0                       6,955,043
     Common Stock
---------------------------------------------------------------------------------------------------------------------

Item 5.  Other Information

None.


Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

(27)    Financial Data Schedule

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CareAdvantage, Inc



November 12, 1999              /s/ David G. Noone
                              ------------------------

                              David G. Noone
                              Chief Executive Officer



November 12, 1999              /s/ David G. DeBoskey
                              ---------------------------

                              David G. DeBoskey
                              Chief Financial Officer

Exhibit Index
-------------

27          Financial Data Schedule