Form 10KSB
period 1999-12-31
CAREADVANTAGE INC
filed 2000-03-31
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $16,410,000


The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 3, 2000 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $3,399,769


The number of shares of common stock outstanding as of February 3, 2000 was 82,789,883.

         Transitional Small Business Disclosure Format Yes [   ] No [ X ]

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

Item 1.        Description of Business

Introduction and Background

CareAdvantage, Inc. ("CAI" or the "Company") is a holding company which, through its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's services have been principally provided to several of the statewide Blue Cross/Blue Shield health service organizations in the Northeastern United States.

CAI was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc. ("PMDX"), a publicly traded New York corporation. During the Company's fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., "AHS") from
PMDX. On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date.


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

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey, Inc., formerly known as Blue Cross Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of 3,903,201 shares of the Company's common stock, par value $.001 per share ("Common Stock") at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock as discussed below) for an aggregate of $1,000,000 and the issuance of an 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 (the "CW Note"). By its terms, CW Ventures was required to exchange the CW Note on June 30, 1998 for shares of the Company's Common Stock absent any events of default, as defined in the CW Note. The CW Note, which was collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996. Accordingly, the 3,903,201 shares issued to CW Ventures, together with the shares issuable upon the exchange of the CW Note, would comprise 35% of the outstanding shares of the Company's Common Stock on a fully diluted basis as of February 22, 1996 (such percentage was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CW Warrants") to purchase 166,667 shares of the Company's Common Stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock).

Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and Horizon BCBSNJ (as amended from time to time, the "Services Agreement") whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 by CAHS in favor of EHC, which was subsequently assigned to Horizon BCBSNJ (the "Horizon BCBSNJ Note"). The Horizon BCBSNJ Note was collateralized by substantially all of the assets of the Company and its subsidiaries. The Horizon BCBSNJ Note was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the Horizon BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement (see Note C [1] in the "Notes to the Financial Statements" below).

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

The Company, Horizon BCBSNJ and CW Ventures are parties to an agreement dated February 22, 1996 (the "Stockholders Agreement") pursuant to which Horizon BCBSNJ and CW Ventures agreed that the Board shall consist of seven numbers. By unanimous written consent dated as of May 22, 1997, the Board of Directors reduced the number of the Company's Directors to six, and by letters to the Company dated the same date ("May 22, 1997 Letters"), Horizon BCBSNJ and CW Ventures consented to such reduction and modified their voting obligations under the Stockholders Agreement. As modified by the May 22, 1997 Letters, the Stockholders Agreement provides that Horizon BCBSNJ and CW Ventures each shall vote their shares in favor of two members of the Board designated by Horizon BCBSNJ, two members of the Board designated by CW Ventures, one member from senior management of the Company who is acceptable to Horizon BCBSNJ and CW Ventures, and one member not associated with operations of the Company who is acceptable to Horizon BCBSNJ and CW Ventures.

The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 602-7000.

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

The American health care market continues to evolve with an emphasis on consumer choice, patient rights, and confidentiality protections, against a backdrop of accelerating costs and an aging population. Employer groups balance concern about the costs of providing health insurance to their employees with the need to maintain a competitive human resource position in a tight labor market. Employers, the traditional customers of commercial health insurance companies, continue to seek strategies to reduce costs while assuring access and satisfaction. Among the strategies is a fundamental shift: some employers are abandoning the middleman role and enabling their employees to make their own benefit decisions. Although this will not occur immediately, some of the barriers, such as restricted access to comparative information, are being eliminated. Additionally, some employers may seek to distance themselves from the potential legal liabilities emerging in the health benefits industry.

Over the next decade the health insurance market will become increasingly one of defined contribution, not defined benefit, and employees will enjoy selection among multiple health insurance products. Among health insurers, premium price differences will become less significant; quality of provider networks will be assumed and relatively non-differentiating; and service will separate winners from losers.

Concurrently, the health care providers, especially physicians and integrated delivery systems, are increasingly cautious about entering into risk arrangements, while expressing renewed vigor in taking charge of their destiny. The larger entities among them have made, and continue to make, substantial investments in information technology with increasingly sophisticated managerial accounting systems to support the management of their services, arrayed by product line. By virtue of their market position, provider systems lack the capital, claims systems, marketing strength and geographic scope to compete with health insurers.

Increasingly, the market will force providers and insurers to develop operational and administrative efficiencies in their many shared functions. Among these shared functions is care management, the core capability of CareAdvantage.

Services and Products

The Company offers care management services to the health insurance industry in order to assure that members receive appropriate health and medical care. The services include focused utilization management and specialty case management services. These health care management services adhere to American Accreditation Healthcare Commission/URAC standards.

The Company possesses substantial resources in core areas of information management, member and provider profiling and outreach services, including provider network management and specialty case management, and makes them available to its clients in specific packages.

Focused Utilization Management and Independent Review

The Company transforms the client's utilization management program from an administrative exercise to a program that uses focused profiling to identify inappropriate variations in medical practices, as well as clinical review criteria and highly credible physician advisors to actively engage attending physicians in treatment decisions. These proactive utilization management methods enable the Company's clients to achieve utilization performance approaching or exceeding that of well-managed health maintenance organizations.

Increasingly, health insurers are required by state regulation to offer independent review of decisions that are appealed and affect the care of members. The Company performs such independent reviews on behalf of two Blue Cross Blue Shield Plans.

Specialty Case Management

Specialty case management services apply fundamental principles of case management to identify those members most in need of coordination of care, with potential for improving the clinical outcomes, and with the opportunity to optimize their health insurance benefit while avoiding unnecessary costs. The Company's proprietary method, RightPath(TM), enables its case managers to systematically select those members most in need, to apply standard, validated approaches to members with common clinical conditions, and to measure outcomes.

Care coordination, both outpatient and inpatient, allows patients to access a variety of health care services, such as home health care, rehabilitation and infusion therapy services. The Company's outpatient care coordination services provide an effective mechanism for cost containment while safeguarding the delivery of quality health care services. Additionally, only members who give consent are enrolled in the program. Currently the Company achieves consent rates in excess of 80%.

Case management also seeks to support the attending physician in managing the care of patients with chronic diseases on an on-going basis. Case conferences with matched medical specialists are used to optimize attending physician collaboration.

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

The  Company  currently   maintains  a  contracted  network  of  more  than  140
independent, multi-specialty physician advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also uses its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for outpatient care.

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

Customers and Marketing

The Company currently provides its services to five Blue Cross Blue Shield ("BCBS") organizations in the Northeastern United States pursuant to one or a combination of the compensation arrangements described above. The Company is dependent on at least two of such customers including Horizon BCBSNJ, a more than 45% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of either of these two customers would have a material adverse impact on the Company's cash flows and results of operations. The Company has a service agreement with Horizan BCBSNJ which expires on June 30, 2000 and accounted for approximately 80% of revenue for 1999. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2001. The indemnity portion of the business accounts for approximately 90% of the total Horizon BCBSNJ contract revenues on an annual basis.

The Company markets its services to group health insurance companies throughout the United States.

Typically, the Company will enter into a service agreement with a client pursuant to which the Company provides its utilization management and specialty case management services. The Company's services for an insurer generally cover all insureds under an indemnity or PPO insurance plan and/or members of a health maintenance organization plan affiliated with the insurer. When the Company contracts to provide its services to an insurer, the insurer's account executives ordinarily plan to offer the Company's services to its group policyholders and those groups covered under administrative-services-only arrangements.

Competition

The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company services. Management is aware of a significant number of independent utilization review firms currently marketing utilization review services directly to employers, small insurers, and third party administrators. In addition to other utilization review and medical management companies, the Company competes with insurance companies, that have developed in-house staffs to provide such services. There are a variety of competitors offering component services such as physician reviewers and demand management/patient advisory products. There are also a number of organizations developing a variety of approaches to case and disease management. Some of the Company's competitors have substantially greater financial resources and employ substantially greater numbers of personnel.

The Company intends to compete on the basis of the quality of services, including its ability to develop tailored programs for large clients, its willingness to accept risk in methods of compensation based on results, its computer-based clinical decision making and information systems and its current experience in developing outsourcing arrangements acceptable to Blue Cross Blue Shield plans.

Government Regulation

      Health Care Regulation

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

Employees

At December 31, 1999, the Company employed a total of 167 full-time employees, including 11 full-time physicians. Of this total, 132 employees are engaged in clinical activities including on-site nurse reviewers and contract administrators. The 35 remaining employees include executives, administrative support, finance, marketing, training and education, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

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

The Company also maintains rent-free operations offices in approximately 600 square feet of space in Providence, Rhode Island under an informal oral arrangement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI"). Additionally, the Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

Item 3.           Legal Proceedings

a) Robert T. Caruso v. John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon Blue Cross Blue Shield of New Jersey, Inc. et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Plaintiff seeks treble damages for an unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. The parties to this litigation are currently taking discovery. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

b) In December 1999 the Company was impleaded as a third-party defendant in a lawsuit entitled Horizon Healthcare of New Jersey, Inc. vs. Allied Specialty Care Services, Inc., pending in the United States District Court for the District of New Jersey. This lawsuit seeks damages arising out of an agreement between Horizon Healthcare of New Jersey, Inc. ("Horizon") and Allied Specialty Care Services, Inc. ("Allied"). One of the claims made by Horizon is that it is entitled to damages on account of Allied's agreement to repay certain monies
("Risk Amounts") to Horizon in the event certain charges for medical claims exceeded certain capitation amounts. Allied's third-party complaint against the Company seeks to enforce an agreement among Horizon, Allied and the Company wherein it is claimed that the Company agreed to pay Allied one-half of any Risk Amounts that Allied "owed" to Horizon, but no more than certain funds received by the Company on account of such agreement. (A copy of the agreement among Horizon, Allied and the Company has been filed as Exhibit 10(e) to Form 10-QSB dated April 30, 1997.) The parties to the lawsuit and the Company have informally agreed to settle their various claims. However, until such agreements have been made definitive, there can be no assurance that such claims have been settled. The Company has previously established a reserve that management believes is sufficient to satisfy any liability the Company may have on account of Allied's claim.

c) By a letter dated November 9, 1998, the Company received written notice (the "Notice") from Allied Health Group, Inc. ("Allied") pursuant to which Allied purportedly terminated without cause, effective December 9, 1998, that certain Joint Services Agreement dated May 29, 1997 (the "Joint Services Agreement") between Allied and the Company, which was attached as Exhibit No. 10(c) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. By a response letter dated November 16, 1998, counsel for the Company informed Allied that the Notice was null and void and of no legal effect since the Joint Services Agreement did not provide for termination without cause prior to the end of the term of the Joint Services Agreement. The Company instituted arbitration proceedings against Allied seeking damages for Allied's breach; Allied counter claimed against the Company seeking damages on account of certain agreements that the Company entered into with certain Blue Cross plans. The Allied and the Company have informally agreed to settle their respective claims, without cost to the Company. However, until such agreement has been made definitive, there can be no assurance that such claims have been settled

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended December 31, 1999.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

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

                                 1999                     1998
                                 ----                     ----
Quarter Ended              High          Low        High           Low
-------------              ----          ---        ----           ---
March 31,                  $.25          $.03       $.25           $.23
June 30,                   $.45          $.14       $.27           $.21
September 30,              $.45          $.27       $.24           $.10
December 31,               $.31          $.13       $.10           $.02

(b) Holders: As of March 14, 2000 there were approximately 3,725 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-KSB. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

The following discussion contains cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, we are not committed to addressing or updating each factor in future filings or communications regarding the our business or results, or addressing how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected or may affect our past, as well as current, forward-looking statements about future results.

Company Risk

We have had a history of losses. For fiscal years prior to 1997, we experienced significant operating losses on a consolidated basis. In addition, we experienced a loss of $1,275,000 for the year ended December 31, 1999. At December 31, 1999, we had working capital of approximately $264,000, stockholders equity of approximately $2,194,000, and an accumulated deficit of approximately $19,950,000.

We face aggressive competition because new competitors can enter our field easily and because customers could decide to perform the functions or services that we provide internally. New competitors can enter our field easily. Many of our customers may decide to perform functions or services internally, which we previously provided. Also, some of our providers may decide to compete against us by marketing products and services to our customers.

Because of increased merger and acquisition activity we may face stronger competition in the future. Our industry, as well as our customers' industries (i.e., health insurers and HMOs) have experienced significant merger and acquisition activity. Merger and acquisition activity may create stronger competitors or result in decreased opportunities. Strong competition or competition that intensifies in any market will adversely affect our ability to retain or increase customers, or maintain or increase revenue growth, pricing flexibility, or control over medical cost trends and marketing expenses.

We could incur significant additional costs as a result of litigation based on the adverse medical consequences of our recommendations. We provide cost containment services for health care organizations. Our services include:

o utilization review, which is the review of the appropriateness of a particular medical event such as a hospital admission, a particular medical procedure or an additional day of inpatient care;

o case management services, which provide alternative plans for patient treatment and examine how the attending physician is managing the care of patients with chronic diseases on an ongoing basis;

o outpatient care coordination, which allows patients to access services such as home health care, rehabilitation and infusion therapy services; and

o disease management services, which provide patients with expert consensus on the most appropriate treatment alternatives for patients at different disease stages.

We base our recommendations on patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols are based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engage in the practice of medicine or that we deliver medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim.

We depend on effective information systems to deliver products and services to customers. We depend on effective information systems, and have linked our computer systems with our customers' computer systems in order to conduct and deliver our products and services. Our information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards, and changing customer preferences. Our failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer disputes, regulatory problems and increases in administrative expenses.

Because our products depend on the integrity of our data, if the information contained in our databases were found or perceived to be inaccurate, or if the information is generally perceived to be unreliable, we may not be able to maintain commercial acceptance. We rely on data collected through case studies and other confidential criteria to make cost containment decisions. Many of the products that are part of our knowledge and information-related business rely on the integrity of the data on which they are based. If the information contained in our databases were found or perceived to be inaccurate, or if the information is generally perceived to be unreliable we may not be able to maintain commercial acceptance of our database-related products.

To succeed, we must maintain the confidential nature of criteria that we have acquired or developed for the delivery of health care services in medical specialty areas. The success of our knowledge and information-related business depends on our ability to maintain the ownership rights to our products. We rely on agreements with customers, confidentiality agreements with employees, trade secrets, trademarks and patents to protect our ownership rights. These legal protections and precautions may not prevent misappropriation of our intellectual property. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in our industry segment grows.

Industry Risk

Because the managed care industry has received significant negative publicity there has been increased activity, regulation and review of industry practices. The managed care industry frequently receives significant negative publicity. The negative publicity has contributed to increased legislative activity, regulation and review of industry practices. Legislative activity, regulation and review may adversely affect our ability to market products or services, may require us to change products and services, and may increase the regulatory burdens under which we operate.

Our failure to comply with, or the costs of complying with, government regulation could affect our ability to grow by denying licensing or restricting payment for services. Our operations are subject to extensive and frequently changing federal, state and local laws and regulation concerning licensing, conduct of operations, acquisitions of business operating in our industry, the employment of physicians and other licensed professionals and payment for services. These various types of regulatory activity could restrict our growth through acquisition or otherwise, by limiting or denying licensing or by limiting the payment for services provided.

Existing laws and regulations may be revised and new laws and regulations could be adopted or become applicable to us. We may not be able to recover these increased costs of compliance from our customers and future changes in applicable laws and regulations could affect our business and financial conditions.

Investment Risk

The market price of our shares has been extremely volatile. The market prices of our securities has shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity.

Two shareholders own over 90% of the outstanding shares of our common stock. Our two largest stockholders, Horizon BCBSNJ and CW Ventures, beneficially own more than 90% of the outstanding shares of our common stock. An agreement between our largest stockholders and us states that Horizon BCBSNJ and CW Ventures have agreed to vote their shares in us with respect to the election of our board of directors for:

o    two designees of CW Ventures;

o    two designees of Horizon BCBSNJNJ;

o    one  member  of  our  management  acceptable  to CW  Ventures  and  Horizon
     BCBSNJNJ; and

o one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJNJ.

The Stockholders Agreement prevents us from taking certain material actions without the consent of Horizon BCBSNJ and/or CW Ventures. If Horizon BCBSNJ and CW Ventures were to vote in the same manner on the election of members of the board of directors or on any other matter requiring approval of a majority of the outstanding shares of common stock, the matter would be approved or defeated, as the case may be, depending on the vote of the stockholders.

Because our common stock is traded in the over-the-counter market in "pink sheets" or the "OTC Bulletin Board" our stock is illiquid. Our common stock is traded in the over-the-counter market in so-called "pink sheets" or, if available, the "OTC Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock. Because our common stock is subject to federal securities rules affecting penny stock, the market liquidity for our common stock is adversely affected. There is limited public float in our common stock as the result of the ownership of 91.65% of the common stock by two stockholders.

Our common stock could become subject to additional sales practice requirements for low priced securities. Our common stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers that sell our shares of common stock to persons other than established customers and "accredited investors" or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses.

    The rule:

o requires a broker-dealer to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell any of our securities in the secondary market;

o generally define a "penny stock" to be any non-Nasdaq equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions;

o requires broker dealers to deliver, prior to a transaction in a penny stock, a risk disclosure document relating to the penny stock market.

Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, the rule requires that broker dealers deliver to customers monthly statements that disclose recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Recent Developments of the Business

CareAdvantage submitted a proposal to Blue Cross Blue Shield of Michigan ("BCBSM") in June 1999 in response to an RFP issued by BCBSM for vendor partners to provide comprehensive care management programs to over 3 million BCBSM members enrolled in traditional and PPO products. The RFP was issued in accordance with BCBSM's Health Care Management Strategy which envisions offering a seamless array of health care and use management programs nationwide and improvement of the quality of care and member health. The Company was advised during the first quarter of calendar year 2000 that BCBSM is performing due diligence on the Company in connection with comprehensive care management services, and the Company is cooperating with BCBSM. BCBSM's actions are not a commitment by BCBSM to enter into a contract with CareAdvantage at this time.

Change in Fiscal Year

On June 8, 1999, the Company changed its fiscal year from one ending October 31 to a calendar year ending December 31.

Results of Operations--12 Months Ended December 31, 1999 Compared to 12 Months Ended October 31, 1998


Revenues:

                                                                       Year Ended
                                                                       ----------
                                                      December 31,1999                      October 31, 1998
                                                      ----------------                      ----------------

                                                   Amount           Percent             Amount           Percent
                                                   ------           -------             ------           -------

Revenues from fixed-fee arrangements               $16,179,000      99%                 $16,821,000      89%

Revenues from performance-based arrangements           218,000       1%                   2,064,000      11%

Consulting revenues                                     13,000       0%                      18,000       0%
                                                        ------     ----                 -----------      ---

          Total revenues                           $16,410,000     100%                 $18,903,000      100%
                                                   ===========     ====                 ===========      ====



Total revenues for the years ended December 31, 1999 and October 31, 1998 were approximately $16,410,000 and $18,903,000, respectively. The decrease in revenues of approximately $2,500,000 was primarily attributable to: (i) excess performance revenues of approximately $1,300,000 from BCBSRI in 1998 and (ii) decreased fixed compensation revenue of approximately $1,300,000 from the Company's contract with Allied Health, which has been terminated.

Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management has worked closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract to a fixed fee basis. Management believes its estimated performance-based revenues contained in reported revenues for the twelve months ended December 31, 1999 are accurate based upon the data available to management. However, information received by the

Company after the filing of this Form 10-KSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

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

         Cost of services:

Cost of services for the fiscal years ended December 31, 1999 and October 31, 1998 were approximately $8,955,000 and $7,903,000, respectively. The increase in the cost of services of approximately $1,052,000 is largely due to increases in personnel costs of approximately $1,112,000, information and communication costs of approximately $117,000, primarily offset by decreases in professional and consulting costs of approximately $59,000 and depreciation and amortization costs of approximately $103,000. The increase in personnel costs is primarily attributed to increases in hiring of clinical personnel relating to expanded business opportunities during 1999.

Operating expenses

Selling, general and administrative:

Selling, general and administrative costs during the calendar year ended December 31, 1999 were $7,931,000 compared to $6,952,000 in the fiscal year ended October 31, 1998. The increase in selling, general and administrative costs of approximately $979,000 is largely due to increases in personnel costs of approximately $557,000, including severance costs of approximately $290,000, travel costs of approximately $67,000, information and communication costs of approximately $274,000, other general & administrative costs of approximately $94,000 and approximately $344,000 due to a write-off of software development costs, primarily offset by a decrease in professional and consulting costs of approximately $331,000. The Company experienced increased marketing and sales costs during the period ended December 31, 1999. This increase is attributable to the Company's increased marketing and sales efforts, as well as, increased emphasis on new product development.

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

Depreciation  and  amortization  for the fiscal  year ended  December  31,  1999 aggregated $1,277,000, of which $435,000 is included in cost of services, compared to $1,143,000 for the fiscal year ended October 31, 1998, of which $538,000 is included in cost of services. Depreciation and amortization for the year ended December 31, 1999 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ, in connection with the acquisition of CHCM of approximately $122,000 ( See "Notes to Financial Statements - Introduction and Background"), amortization of approximately $518,000 relating to other intangible assets and depreciation of property and equipment of approximately $637,000.

Interest income/ expense:

Interest income for the fiscal years ended December 31, 1999 and October 31, 1998 was $104,000 and $110,000, respectively. Interest expense during the fiscal year ended December 31, 1999 was $61,000 compared with interest expense of $305,000 for the year ended October 31, 1998. The decrease in net interest expense of approximately $244,000 is largely due to decreased interest costs under the IBM master lease agreement of approximately $73,000, decreased interest costs related to the CW Note of approximately $107,000 (for a more detailed explanation of the CW Note, see "Notes to Financial Statements - Introduction and Background") and decreased interest costs under the Horizon BCBSNJ Note of approximately $64,000 (for a more detailed explanation of the Horizon BCBSNJ Note, see "Financial Condition-Liquidity and Capital Resources" below).

Financial Condition

Liquidity and Capital Resources:

At December 31, 1999, the Company had cash of $1,615,000 and a working capital surplus of approximately $264,000. At December 31, 1998, the Company's cash balance was $3,354,000 and the working capital surplus was approximately $715,000. The decrease in working capital surplus of approximately $451,000 is largely due to decreased operating income for the twelve months ended December 31, 1999..

Net cash provided from operating activities amounted to approximately $244,000 and $4,415,000 for the fiscal years ended December 31, 1999 and October 31, 1998, respectively. This decrease in cash is largely due to the decreased operating income generated during the calendar year ended December 31, 1999.

Net cash used by investing activities amounted to approximately $775,000 and $1,133,000 for the fiscal years ended December 31, 1999 and October 31, 1998, respectively. This decrease of approximately $358,000 is due to decreased capital expenditures during the current calendar year.

Net cash used by financing activities amounted to approximately $1,208,000 and $575,000 for the fiscal years ended December 31, 1999 and October 31, 1998, respectively. This increase of approximately $633,000 is primarily due to payments related to the Horizon BCBSNJ Note during the calendar year ended December 31, 1999.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit agreement with a bank (as further described below) will provide adequate capital resources to support the Company's anticipated cash needs for calendar year ending December 31, 2000.

Pursuant to the BCBSNJ Note, the Company owes $693,000 to Horizon BCBSNJ as of December 31, 1999. The Company has an agreement with Horizon BCBSNJ to suspend payments on the note due to Horizon BCBSNJ through August 2000. The Company is to resume making payments on September 1, 2000 in equal monthly installments to repay the debt by March 31, 2001. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

The Company has a credit facility with a bank that provides for a $1,500,000 working capital revolver to be used for general working capital needs, which has been extended through June 30, 2000. In September of 1998, the bank issued an irrevocable letter of credit in the amount of $250,000 for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit is issued under the Company's credit facility and the availability is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company. As of December 31, 1999 the $250,000 irrevocable letter of credit is still outstanding under the credit facility.

Item 7.   Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons

The Company's directors, executive officers and control persons as of December 31, 1999 are as follows:

Name                                   Age                    Positions with the Company
----                                   ---                    --------------------------

William J. Marino (1)(3)               56                     Chairman of the Board of Directors

Robert J. Pures (2)(3)                 54                     Director

Barry Weinberg (1)(3)                  61                     Director

David McDonnell (1) (2)(3)             57                     Director

Walter Channing, Jr. (2)(3)            59                     Director

David G. Noone(3)                      46                     Director and Chief Executive Officer

Richard W. Freeman                     52                     President and Chief Operating Officer

Dennis Mouras                          43                     Executive Vice President, Marketing and Sales

David G. DeBoskey(4)                   34                     Senior Vice President, Finance and Accounting

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Re-elected to the Board of Directors of the Company at the Company's Annual Meeting held on July 7, 1999. (4) Mr. DeBoskey resigned his employment with the Company as of March 23, 2000.
(4) Mr. DeBoskey resigned his employment with the Company as of March 23, 2000.

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

The Company, Horizon BCBSNJ and CW Ventures are parties to the Stockholders Agreement, pursuant to which Horizon BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; one member will be management of the Company acceptable to CW Ventures and Horizon BCBSNJ, and one member will be a non-employee who is acceptable to CW Ventures and Horizon BCBSNJ (See "Description of Business - Introduction and Background" above). CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. Horizon BCBSNJ has designated William J. Marino and Robert
J. Pures as members of the Board.

The following sets forth certain information with respect to each Director and Executive Officer of the Company:

William J. Marino has been a director of the Company since February 1996, and a director of Contemporary HealthCare Management System, Inc. since December 1993. He has been President, Chief Executive Officer and a director of Horizon BCBSNJ since January 1994, and Senior Vice President of Horizon BCBSNJ from January 1992 through December 1993. Mr. Marino also currently serves as a director and member of the compensation committee of TeamStaff, Inc.

Robert J. Pures has been a director of the Company since February 1996. He has been Senior Vice President - Administration, Chief Financial Officer and Treasurer of Horizon BCBSNJ since 1995, and Vice President Finance and Treasurer of Horizon BCBSNJ from October 1985 through July 1995.

Barry Weinberg has been a director of the Company since May 1997. He has been President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Weinberg currently serves on the boards of directors of several privately owned companies and is a general partner of CW Partners.

Walter Channing, Jr. has been a director of the Company since May 1997. He has been Vice President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Channing currently serves on the boards of directors of several privately owned companies and is a general partner of CW Partners.

David J. McDonnell has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd.,a behavioral managed care company, where he served as that company's Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.'s board of directors from 1991 to 1993.

David Noone has been a director of the Company and CEO since January 1999. Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia and from December 1993 to February 1995, as President and Chief Executive Officer of Value Health Insurance Services Group, another Value Health, Inc. subsidiary, where he was responsible for development of a diversified managed health care company serving the property casualty, group health and auto liability sectors. Prior to that time, Mr. Noone served as President and Chief Operating Officer of Preferred Health Care Ltd. from 1992 to 1993, and in a variety of capacities with that company from 1987 to 1992.

Richard W. Freeman, M.D has served as President and Chief Operating Officer of the Company since October 1998, and from September 1997 through October 1998 as Executive Vice President of the Company. Prior to that, he served from April 1995 through September 1997 as Senior Vice President of CAHS. From 1994 to 1995, Dr. Freeman served as Vice President for Medical Affairs, Johns Hopkins Bayview Medical Center, a 667 bed academic medical center, and from 1992 to 1994, Director - Office of Managed Care Programs and Physician Support Services, Johns Hopkins Bayview Medical Center, The Johns Hopkins Health System, Baltimore, Maryland.

Dennis Mouras has served as Executive Vice President of Marketing and Sales of the Company since April 1999. Prior to that, Mr. Mouras served as President of Intracorp, Inc. from January 1997 to January 1999, and as President and General Manager of CIGNA Healthcare of Colorado from October 1994 to January 1997.

David G. DeBoskey has served as Senior Vice President of the Company since October 1999, and from November 1997 to October 1999 as Vice President of Finance and Accounting of the Company, and from April 1996 through November 1997, as Director of Finance and Accounting of the Company. From August 1992 through April 1996, Mr. DeBoskey served as Accounting Manager and Subsidiary Accountant for two New Jersey hospitals. Mr. DeBoskey resigned his employment with the Company as of March 23, 2000.

Compliance  with Section 16(a) of the Securities  Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. The members of the Board inadvertently failed to file their Forms 3 on a timely basis, but have all made this filing by February 22, 1999 with the exception of Dennis Mouras, who made this filing on June 21, 1999. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1999 its officers, directors and ten percent (10%) beneficial owners complied with all other Section 16(a) filing requirements, with the exception that the annual statement of beneficial ownership (Form 5) was not filed by CW Ventures II, L.P. on a timely basis. Appropriate corrective action is being taken by this entity.

Item 10.            Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three calendar years ended December 31, 1999, 1998, and 1997, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.


                                                          Summary Compensation Table

                                                                              Long Term
                                        Annual Compensation                   Compensation
                          -----------------------------------------------     ------------
                                                                              Securities
                                        Salary      Bonus    Other Annual     Underlying       All Other
    Name and Principle    Year Ended                        Compensation(2)   Options/SARS   Compensation
       Position           December,31   ($)         ($)         ($)             (#)             ($)
       --------           -----------   ---         ---         ---             ---             ---

David G. Noone              1999       295,385       -0-         -0-            3,600,000       4,800(1)
Chief Executive Officer     1998         -0-         -0-         -0-               -0-           -0-
                            1997         -0-         -0-         -0-               -0-           -0-


Richard W. Freeman, M.D.    1999       275,009     55,723        -0-            2,541,000       4,800(1)
President &                 1998       270,162       -0-         -0-               -0-          4,917(1)
Chief Operating Officer     1997       261,000     35,000      25,000              -0-          4,750(1)



Dennis Mouras               1999       155,769       -0-       41,538             500,000         -0-
Executive Vice President,   1998         -0-         -0-         -0-               -0-            -0-
Marketing Sales             1997         -0-         -0-         -0-               -0-            -0-



David DeBoskey(3)           1999       107,269       -0-         -0-              610,000       2,718(1)
Senior Vice President       1998        87,654     25,000        -0-               -0-          2,608(1)
Finance & Accounting        1997        75,769     12,500        -0-               -0-          1,894(1)



Stephen D. Deutsch, M.D.(4) 1999       300,000     20,000       22,937            813,000          -0-
Senior Vice President and   1998       300,000       -0-          -0-               -0-            -0-
National Director of CAHS   1997       267,000     92,308         -0-               -0-            -0-

-----------------------------------------------------------

(1) Represents Company matching contributions to a 401(k) profit sharing/ savings plan.
(2) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days, and in the Case of Mr. Mouras, advance commissions, that were paid.
(3) Mr. DeBoskey resigned his employment with the Company effective March 23, 2000.
(4) Dr. Deutsch's employment with the Company was terminated without cause on October 15, 1999.

Compensation Plans

Stock Option Plan:

The Board of Directors initially adopted the Stock Option Plan ("Stock Option Plan") on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the Board of Directors approved amendments to the plan to update the plan and to increase the number of shares and certain other benefits available under the plan. The stockholders approved the amendments to the plan on July 7, 1999.

The Stock Option Plan is administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in
Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Pursuant to the terms of the Stock Option Plan, the Committee will select persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable; (iv) the exercise price, which in the case of incentive stock options cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 110% of the total combined voting power of all classes of stock of the Company); and (v) the duration of the option, which cannot exceed ten (10) years. Incentive stock options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. Under the Stock Option Plan, as amended, an aggregate of 18,648,000 shares of Common Stock (equal to 18% of the Company's authorized number of shares of Common Stock) is reserved for issuance.

All options granted under the Stock Option Plan generally are exercisable during the option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. In the event an option grantee's employment is terminated other than by death or disability, such person generally shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date. In the event of termination of employment due to death or disability of the option grantee, generally such person (or such person's legal representative) shall have twelve months from such date to exercise such option to the extent the option was exercisable at the date of termination.

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

The Board of Directors has the authority to terminate the Stock Option Plan as well as to make changes in and additions to such plans. The plan will terminate on June 6, 2006, unless previously terminated by the Board. However, unless approved by the stockholders of the Company, the Board may not change the aggregate number of shares subject to the Stock Option Plan, materially change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.

                               Option Grants in Last Fiscal Year
                       % of Total Options Granted to Employees in Fiscal Year


                                Options                         Exercise Price
Name                            Granted       Percentage          Per Share           Expiration Date
----                            -------       ----------          ---------           ---------------
David G. Noone                  3,600,000     4.000 %           $0.03                 January 7, 2009
Richard W. Freeman, M.D.        2,541,000     2.500 %           $0.08                 January 26, 2009
Dennis Mouras                     500,000      .005 %           $0.08                 January 26, 2009
David G. DeBoskey                 610,000      .006 %           $0.08                 January 26, 2009
Stephan D. Deutsch                813,000      .008 %           $0.08                 January 26, 2009



                                           Aggregated Option Exercises in Last Fiscal Year
                                                  and Fiscal Year-End Option Values


                                                        Number of                              Value of
                                                    Shares Underlying                  Unexercised In-the-Money
                                                 Unexercised Options at                       Options at
                                                    December 31, 1999                      December 31, 1999
Name                                            Exercisable/Unexercisable               Exercisable/Unexercisable
                                                -------------------------               -------------------------
David G. Noone                                     1,200,000/2,400,000                     $187,560/$375,120
Richard W. Freeman, M.D.                             166,667/2,624,333                          $ 0/$410,183
Dennis Mouras                                                0/500,000                           $ 0/$78,150
David G. DeBoskey, CPA                                       0/610,000                           $ 0/$95,343
Stephan D. Deutsch                                     166,667/896,333                          $ 0/$140,097
-----------------------------------------------------------------------------

Calculated on the basis of the closing Bid price on the OTC Bulletin Board of the Company's Common Stock of $0.1563 on December 31, 1999.


Employment Agreements and Board Appointments

        Noone Employment Agreement

Effective as of January 8, 1999 the Company entered into an Employment Agreement and Confidentiality, Invention and Non-Compete Agreement of even date therewith with David Noone, its current Chief Executive Officer (collectively, the "Noone Agreements"), which were attached as Exhibits 10.32 and 10.33 in the Company's Form 10KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and are incorporated by reference herein. The Noone Agreements provide for a one-year term commencing January 8, 1999, with annual compensation of $300,000 per annum. The Company will pay Mr. Noone a severance payment equal to six-month salary if he is terminated upon a "change of control" (as defined below). In addition, Mr. Noone is subject to a non-compete restriction during the term of employment plus two years thereafter. The Noone Agreements further provide for the issuance of stock options as of the commencement date providing Mr. Noone with an option to purchase Common Stock in an amount equal to four (4%) of the Company's capitalization on such date, upon the terms and conditions set forth therein. These options are subject to accelerated vesting, if: (a) the Company's Common Stock reaches certain target levels or (b) if either of the Company's two largest shareholders, Horizon BCBSNJ and CW Ventures, sells or transfers its shares of Common Stock to a non-affiliated party ("Change of Control") for a price at least 300% higher than the average sales price of the Company's Common Stock, during the thirty (30) days prior to his employment with the company, as reported by Bloomberg Business Services. For this purpose, Horizon BCBSNJ and CW shall not be considered affiliated with each other.

Pursuant to unanimous written consents of each of the Compensation Committee of the Board of Directors and the Board of Directors of the Company, dated January 8, 1999, David Noone was appointed a "management director" of the Board of Directors effective as of January 8, 1999, filling a vacancy on the Board.

The renewal terms of Mr. Noone's employment agreement are currently subject to negotiation.

         Freeman Employment Agreement

The Company entered into an Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard Freeman, M.D., the current President and Chief Operating Officer of the Company and CAHS (the "Freeman Employment Agreement"). The Freeman Employment Agreement was attached as Exhibit 10.36 in the Company's Form 10KSB for the period ended October 31, 1998, which was filed on January 29, 1999 and is incorporated by reference herein. The term of the Freeman Employment Agreement commenced on October 30, 1998 and continues for a two-year period, with an additional one-year renewal. Dr. Freeman is entitled to an annual salary of $275,000, plus other benefits set forth therein. The Freeman Employment Agreement provides for a cash bonus in the amount of $95,000 in the event of a "Change in Control of the Company" (as defined therein). The Freeman Employment Agreement also contains a non-compete restriction during the term of Dr. Freeman's employment plus two years thereafter.

        Mouras Employment Agreement

As of April 19, 1999, the Company entered into an Employment Agreement with Dennis Mouras (the "Mouras Employment Agreement"), the current Executive Vice President of Marketing and Sales, which is attached as Exhibit 10.40 in the Company's Form 10KSB for the period ended December 31, 1999 and is incorporated by reference herein. The term of the Mouras Employment Agreement commenced April 19, 1999, and continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $225,000, (b) commissions with respect to any new accounts generally equal to the lesser of
(i) 2.5% of first  year  collected  revenues  from  such new  accounts,  or (ii)
$150,000, and (c) other benefits set forth therein. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras's termination of employment.

              Deutsch Employment Agreement

Effective as of April 28, 1998 the Company and CAHS entered into an Employment Agreement with Stephan D. Deutsch, M.D. (the "Deutsch Employment Agreement"), the current Senior Vice President of CAHS and National Medical Director of CAHS, which was attached as Exhibit 10.39 in the Company's Form 10-KSB for the period ended October 31, 1998 which was filed on January 29, 1999 and is incorporated by reference herein. The term of the Deutsch Employment Agreement commenced on April 28, 1998 and continues for a two-year period, with a successive one-year renewal term. Dr. Deutsch is entitled to an annual salary of $250,000, an annual supplemental salary of $50,000 for his services as National Medical Director of CAHS, plus other benefits set forth therein. Under the Deutsch Employment Agreement, Dr. Deutsch is entitled to participate in any CAHS' Executive Annual Bonus Incentive Plan as may be established by the Board. The Deutsch Employment Agreement also contains solicitation and non-compete restrictions during the term of Dr. Deutsch's employment plus one year thereafter. Dr. Deutsch's employment with the Company was terminated without cause on October 15, 1999.


Compensation of Directors

Generally

No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested Directors who are neither officers nor associated with stockholders. Disinterested Directors are paid $1,000 for each meeting of the Board they attend and are eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 1999, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company's Common Stock. The option may be exercised at $.08 per share, and becomes exercisable as follows: (a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000; and (c) the remaining 133,334 of such shares become exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26th day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

Directors Stock Option Plan

The Company adopted the Directors Stock Option Plan ("Directors Stock Option Plan"), on June 6, 1996, and amended it on July 24, 1996. Effective January 26, 1999 the Board of Directors approved amendments to the plan to increase the number of shares available under the plan and to clarify certain provisions of the plan. The stockholders approved the amendments to the plan on July 7, 1999.

Pursuant to the terms of the Directors Stock Option Plan, the Board of Directors may grant non-qualified stock options to non-employee directors (other than directors appointed by CW Partners or Horizon BCBSNJ) and will determine: (i) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price, and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Directors Stock Option Plan, an aggregate of 2% of the Company's authorized number of shares of Common Stock (equal to 2,072,000 shares of Common Stock) is reserved for issuance.

All options granted under the Directors Stock Option Plan are exercisable during the option grantee's lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee's directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. In the event of termination of an option grantee's directorship due to death, such person's legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option's expiration date.

The Directors Stock Option Plan contains anti-dilution provisions which provide that in the event of any change in the Company's outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

The Board of Directors has the authority to terminate the Directors Stock Option Plan with respect to any shares of Common Stock not at the time subject to an option as well as to make changes in and additions to such plans. The plan will terminate on June 6, 2006, unless previously terminated by the Board. However, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the Directors Stock Option Plan, materially change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2000 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and Directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                               Beneficial Ownership of Common Stock by
                                  Certain Stockholders and Management

                                                                   Number of Shares
Name                                                             Beneficially Owned (1)   Percent of Ownership(2)
----                                                             ----------------------   -----------------------

Horizon Blue Cross and Blue Shield of
   New Jersey, Inc. (3)(4)(5)...................................    37,617,420                   45.44
CW Ventures II, L.P.(5)(6)(7)...................................    37,784,087                   45.55
William J. Marino(3)............................................           334                       *
Robert J. Pures(3)..............................................             0                       0
Walter Channing, Jr.(5)(6)(7)(8)................................    37,784,087                   45.55
Charles Hartman(5)(6)(7)(8).....................................    37,784,087                   45.55
Barry Weinberg(5)(6)(7)(8)......................................    37,784,087                   45.55
David J. McDonnell(9)(11).......................................       125,000                       *
David Noone(10)(11).............................................     1,400,000                    1.67
Richard W. Freeman, M.D (10)(11)................................     1,312,799                    1.56
Dennis Mouras(10)(11)...........................................             0                       *
David DeBoskey (10)(11) (12)....................................       254,165                       *
Stephan D. Deutsch(10)(13)......................................         1,233                       *

All Directors and executive officers as
a Group (10 persons) (8) (10)(11)...............................    40,497,336                   47.07

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

(3)      The business address of such person or entity is 3 Penn Plaza East, Newark, New Jersey 07105.

(4)      In the event that the Services Agreement is terminated by Horizon BCBSNJ, CW Ventures will have the right to purchase Horizon BCBSNJ shares in accordance with the terms of the Stockholders Agreement.
         (See below, "Certain Relationships and Related Transactions.")

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

(6)      The business address of such person or entity is 1041 Third Avenue, New York, New York 10021.

(7)      Includes shares of Common Stock issuable upon exercise of the CW Warrants. CW Ventures has sole voting and disposition power over shares owned by it.

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

(9)      The business address of such person is 301 Aqua Court, Naples, Florida 34102.

(10)     The business address of such person is 485-C Route 1 South, Iselin, New Jersey 08830.

(11)     125,000 of Mr.  McDonnell's  shares of Common  Stock,  1,400,000 of Mr.  Noone's shares of Common  Stock,  1,312,799  of
         Dr.  Freeman's  shares of Common  Stock, 254,165 of Mr. DeBoskey's shares of Common Stock, and 3,087,915 of the shares of
         Common Stock of all  directors  and  executive  officers as a group are issuable upon the exercise of stock  options to purchase  shares of Common Stock that are exercisable on March 1, 2000 or that will be exercisable  within 60 days of such date.

(12)     Mr. DeBoskey resigned his employment with the Company as of March 23, 2000.

(13)     Dr. Deutsch's employment with the Company was terminated without cause on October 15, 1999.

Item 12.  Certain Relationships and Related Transactions

The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the

HORIZON BCBSNJ Note, see "Description of Business - Introduction and Background." As of December 31, 1999, Horizon BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 45.44% of the outstanding Common Stock at December 31, 1999. Effective June 13, 1997 the Services Agreement with Horizon BCBSNJ was amended and restated, which amendment was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The First Amendment and Restatement of the Services Agreement requires, among other things, Horizon BCBSNJ to pay a monthly "interim payment" based on current enrollment data which is adjusted every April and October. Currently, the Company is receiving approximately $1,000,000 per month as a result of this agreement. In addition, two (2) of Horizon BCBSNJ officers are directors of the Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ; and William Marino, a director of the Company and CHCM, is also a director, President and Chief Executive Officer of Horizon BCBSNJ.

The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Introduction and Background." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Introduction and Background." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 31, 1999, CW Ventures is the beneficial owner of 37,784,087 shares of Common Stock, constituting 45.55% of the outstanding Common Stock, assuming the exercise of the CW Warrants only. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company, CAHS and CHCM and is also a General Partner of CW Partners; Walter Channing, Jr. is a director of the Company and is also a General Partner of CW Partners.

In June 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the "Horizon BCBSNJ Option"). The Horizon BCBSNJ Option would have been exercisable in the event the Company had achieved certain goals for defined periods through February 2000, which goals were not achieved. The option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ revising its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party, and an agreement to guaranty the Summit Bank Credit Agreement.

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

10.8                       Services Agreement dated February 22, 1996 among HORIZON BCBSNJ, CHCM, CAHS and the  Registrant  incorporated  by reference to exhibit  10.19 filed with the
                           Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

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



10.14                      First  Amendment and Restatement of Services  Agreement,  dated as of June
                           13, 1997, among CAHS, Inc., CHCM, the Company and HORIZON BCBSNJ incorporated by reference to exhibit 10(b) filed with the Company's  Form 10-QSB for the quarter ended April 30, 1997.

10.15                      Credit Agreement among Summit Bank, the Company and HORIZON BCBSNJ,  dated
                           June 13,  1997  incorporated  by  reference  to  exhibit  10(f)  filed  with the
                           Company's Form 10-QSB for the quarter ended April 30, 1997.

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

10.18                      Promissory Note and Security  Agreement,  dated April 1, 1997, by CHCM in favor  of  HORIZON  BCBSNJ,  in the  original  principal  amount  of  $1,862,823 incorporated  by reference to exhibit  10(f)(3)  filed with the  Company's  Form
                           10-QSB for the quarter ended April 30, 1997.

10.19                      Employment  Agreement between the Company and Thomas Riley, dated June 10,
                           1997, as supplemented  by a side agreement with CW and HORIZON  BCBSNJ,  of even date  therewith  incorporated  by  reference  to  exhibit  10(a)  filed with the
                           Company's Form 10-QSB for the quarter ended April 30, 1997.

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

10.27                      Registrant's  1996 Stock  Option Plan  incorporated  by  reference to the
                           Company's Information Statement dated September 1996.

10.28                      Registrant's 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.29                      Option  Agreement  between CW Ventures and HORIZON BCBSNJ  incorporated by reference to exhibit 5 of Schedule 13(d) of HORIZON BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30                      Settlement  and Release  Agreement  dated  January  13, 1998  between the
                           Company and John Petillo  incorporated  by reference to Exhibit 10.30 filed with the Company's Form 10KSB for the year ended October 31, 1997.



10.31                      Settlement  and Release  Agreement  dated  December  19, 1997 between the
                           Company and Vince  Achilarre  incorporated  by reference to Exhibit  10.31 filed with the Company's Form 10KSB for the year ended October 31, 1997.

10.32                      Employment Agreement between the Company and David Noone, dated January 8, 1999.

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

10.38                      Confidentiality, Invention and Non-Compete Agreement dated as of March 25,
                           1998 between the Company and Elaine del Rossi.

10.39                      Employment Agreement, effective as of April 28, 1998, by and among Stephan
                           D. Deutsch, M.D., the Company and CAHS.

10.40                      Employment  Agreement,  effective as of April 19, 1999,  between Dennis M.
                           Mouras, and the Company.

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

                                  CareAdvantage, Inc.
                                     (Registrant)

Date: March 30, 2000        By:   /s/ David Noone
      --------------              -----------------
                                  David Noone, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 30, 2000        By:   /s/ David Noone
      --------------              ---------------
                                  David Noone, Chief Executive Officer, Director
                                  (Principal Executive Officer)

Date: March 30, 2000        By:   /s/ Richard Freeman
      --------------              ---------------------
                                  Richard Freeman, President & Chief Operating
                                  Officer(Principal Financial and Accounting
                                  Officer)

Date: March 30, 2000        By:   /s/ William J. Marino
      --------------              ----------------------
                                  William J. Marino, Director

Date: March 30, 2000        By:   /s/ Robert J. Pures
      --------------              --------------------
                                  Robert J. Pures, Director

Date: March 30, 2000        By:   /s/ Barry Weinberg
      --------------              -------------------
                                  Barry Weinberg, Director

Date: March 30, 2000        By    /s/ Walter Channing, Jr.
      --------------              --------------------------
                                  Walter Channing, Jr., Director

Date: March 30, 2000        By:   /s/ David McDonnell
      --------------              -------------------
                                  David McDonnell, Director

Index to Consolidated Financial Statements

Independent auditors' report                                                 F-2

Balance sheets as of December 31, 1999 and 1998                              F-3

Statements of operations for the year ended
December 31, 1999, the two-month period
ended December 31, 1998 and the year ended
October 31, 1998                                                             F-4

Statements of stockholders' equity for the
year ended December 31, 1999, the two-month
period ended December 31, 1998 and the year
ended October 31, 1998                                                       F-5

Statements  of cash flows for the year ended
December 31, 1999,  the  two-month period
ended December 31, 1998 and the year ended
October 31, 1998                                                             F-6

Notes to financial statements                                                F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the two months ended December 31, 1998 and the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the periods indicated in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 4, 2000

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                     December 31,
                                                 ------------------
                                                 1999          1998
                                                 ----          ----

ASSETS
Current assets:
   Cash and cash equivalents            $   1,615,000   $  3,354,000
   Accounts receivable for services:
      Stockholder                           1,135,000      1,080,000
      Other                                   173,000        315,000
   Other current assets                       220,000        159,000
                                        -------------   ------------

        Total current assets                3,143,000      4,908,000

Property and equipment, at cost less
accumulated depreciation                      845,000      1,279,000
Intangible assets                           1,283,000      1,695,000
Other assets                                  102,000        243,000
                                        -------------   ------------

                                        $   5,373,000   $  8,125,000
                                        =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Capital lease obligation                             $    319,000
   Accounts payable                     $     313,000        193,000
   Due to stockholder                         393,000      1,153,000
   Due to customer                            902,000        902,000
   Accrued compensation and
   related benefits                           841,000        959,000
   Accrued expenses and
   other current liabilities                  332,000        483,000
   Deferred revenue, current                   98,000        184,000
                                        -------------   ------------

        Total current liabilities           2,879,000      4,193,000

Due to stockholder, less current portion      300,000        429,000
Deferred revenue, less current portion                        87,000
                                        -------------   ------------

                                            3,179,000      4,709,000
                                        -------------   ------------

Commitments and contingencies

Stockholders' equity:

   Preferred stock - par value
   $.10 per share;
   authorized 10,000,000
   shares; none issued
   Common stock - par value
   $.001 per share,
   authorized 103,600,000
   shares; issued and outstanding
   82,189,883 shares                           82,000         82,000
   Additional capital                      22,062,000     22,009,000
   Accumulated deficit                    (19,950,000)   (18,675,000)
                                        -------------   ------------

                                            2,194,000      3,416,000
                                        -------------   ------------
                                         $  5,373,000    $ 8,125,000
                                        =============   ============



See notes to financial statements
                                      F-3

CAREADVANTAGE, INC. AND SUBSIDIARIES




Consolidated Statements of Operations

                                                                                                    Two Months
                                                                               Year Ended              Ended             Year Ended
                                                                              December 31,         December 31,         October 31,
                                                                                  1999                 1998                 1998
                                                                              ------------         ------------         ------------

Net revenues                                                               $    16,410,000      $    2,742,000      $    18,903,000
Cost of services                                                                 8,955,000           1,414,000            7,903,000
                                                                           ---------------      --------------      ---------------

Gross profit                                                                     7,455,000           1,328,000           11,000,000
                                                                           ---------------      --------------      ---------------

Operating expenses:
   Selling general and administrative                                            7,931,000           1,279,000            6,952,000
   Depreciation and amortization                                                   842,000             125,000              605,000
                                                                           ---------------      --------------      ---------------

           Total operating expenses                                              8,773,000           1,404,000            7,557,000
                                                                           ---------------      --------------      ---------------

      Operating income (loss)                                                   (1,318,000)            (76,000)           3,443,000
      Interest income (expense), net                                                43,000               8,000             (195,000)
                                                                           ---------------      --------------      ---------------

      Income (loss) before provision for income tax                             (1,275,000)            (68,000)           3,248,000
      Provision for income tax                                                                                              165,000

      Net income (loss)                                                        $(1,275,000)         $  (68,000)        $  3,083,000
                                                                           ===============      ==============         ============
      Net income (loss) per share of common
        stock - basic and diluted                                                    $(.02)              $(.00)                $.04
                                                                           ===============      ==============         ============

      Weighted average number of common shares
        outstanding - basic and diluted                                         82,190,000          82,190,000           76,990,000
                                                                           ===============      ==============         ============



See notes to financial statements
                                                                             F-4

CAREADVANTAGE, INC. AND SUBSIDIARIES



Consolidated Statements of Stockholders' Equity

                                                            Common Stock
                                                         ------------------

                                                         Number         Par
                                                           of          Value         Additional       Accumulated      Stockholders'
                                                         Shares       Amount           Capital          Deficit           Equity
                                                         ------       ------         ----------       -----------      -------------
Balance as of November 1, 1997                       $74,389,886     $   74,000  $   19,640,000   $   (21,690,000)    $ (1,976,000)
Exchange of CW Ventures note for common
   stock                                               7,799,997          8,000       2,369,000                          2,377,000
Net income for the year ended October 31,
   1998                                                                                                 3,083,000        3,083,000
                                                     -----------     ----------   -------------    --------------      -----------
Balance as of October 31, 1998                        82,189,883         82,000      22,009,000       (18,607,000)       3,484,000

Net loss for the two-month period ended
   December 31, 1998                                                                                      (68,000)         (68,000)
                                                     -----------     ----------   -------------    --------------      -----------
Balance as of December 31, 1998                       82,189,883         82,000      22,009,000       (18,675,000)       3,416,000
Issuance of compensatory stock options                                                   53,000                             53,000
Net loss for the year ended December 31, 1999                                                          (1,275,000)      (1,275,000)
                                                     -----------     ----------   -------------    --------------      -----------

Balance as of December 31, 1999                       82,189,883     $   82,000   $  22,062,000   $   (19,950,000)   $   2,194,000
                                                     ===========     ==========   =============    ==============      ===========



See notes to financial statements
                                                                             F-5

CAREADVANTAGE, INC. AND SUBSIDIARIES



Consolidated Statements of Cash Flows

                                                                                                    Two Months
                                                                             Year Ended               Ended              Year Ended
                                                                            December 31,           December 31,         October 31,
                                                                                1999                   1998                 1998
                                                                            ------------           ------------         -----------


Cash flows from operating activities:
   Net income (loss)                                                     $    (1,275,000)       $       (68,000)     $   3,083,000
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                          1,277,000                215,000          1,143,000
        Write off of software development cost                                   344,000
        Compensatory stock options                                                53,000
        Changes in:
           Accounts receivable stockholder                                       (55,000)                                  (33,000)
           Accounts receivable other                                             142,000                352,000           (259,000)
           Other current assets                                                   80,000               (236,000)           170,000
           Accounts payable                                                      120,000                 30,000           (188,000)
           Accrued compensation and related benefits                                                   (252,000)           648,000
           Accrued expenses and other current liabilities                       (269,000)                28,000           (180,000)
           Deferred revenue                                                     (173,000)               (29,000)            31,000
                                                                         ---------------             ----------       -------------

              Net cash provided by operating activities                          244,000                 40,000          4,415,000
                                                                         ---------------             ----------        -------------

Cash flows from investing activities:
   Capital expenditures                                                         (775,000)               (47,000)        (1,133,000)
                                                                         ---------------        ---------------      -------------

Cash flows from financing activities:
   Principal payments under long-term debt                                      (319,000)              (103,000)          (575,000)
   Principal payments under note payable, stockholder                           (889,000)              (281,000)
                                                                         ---------------        ---------------      -------------


              Net cash used in financing activities                           (1,208,000)              (384,000)          (575,000)
                                                                         ---------------        ---------------      -------------


Net increase (decrease) in cash and cash equivalents                          (1,739,000)              (391,000)         2,707,000
Cash and cash equivalents - beginning of period                                3,354,000              3,745,000          1,038,000
                                                                         ---------------        ---------------      -------------


Cash and cash equivalents - end of period                                $     1,615,000        $     3,354,000      $   3,745,000
                                                                         ===============        ===============      =============



Noncash operating activity:

   Reclassification of deferred revenue to due to customer
      as a result of cancellation of contract                                                                        $     902,000



Noncash financing activities:

   Effective June 30, 1998, the $2,000,000 principal amount
      8% exchangeable note (plus $377,000 accrued interest) issued by the Company to CW Ventures II L.P.
      was automatically cancelled and converted into 7,799,997 shares of the Company's common stock.


Supplemental disclosures of cash flow information:

   Interest paid                                                         $        61,000        $        27,000      $      85,000
   Income taxes paid                                                     $        56,000                             $     115,000



See notes to financial statements                                           F-6

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




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

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of (i) 3,903,201 shares of the Company's common stock at a purchase price of $0.2562 per share for an aggregate of $1,000,000; and (ii) a $2,000,000 principal amount 8% Exchangeable Note which matured on June 30, 1998 (the "CW Note") and was then converted into 7,799,997 shares of the Company's common stock.

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

The Company has a service agreement with Horizon BCBSNJ which expires on June 30, 2000 and accounted for approximately 80% of revenue for 1999. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2001. The indemnity portion of the business accounts for approximately 90% of the total Horizon BCBSNJ contract revenues on an annual basis.

The Company, Horizon BCBSNJ and CW Ventures are parties to a stockholders' agreement dated February 22, 1996 (the "Stockholders' Agreement") whereby each of Horizon BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of the Company's Board of Directors for:
(i) two designees of CW Ventures; (ii) two designees of Horizon BCBSNJ; (iii) two members of the Company's management acceptable to CW Ventures and Horizon BCBSNJ; and (iv) one nonemployee outside director acceptable to CW Ventures and Horizon BCBSNJ. The Stockholders' Agreement prevents the Company from taking certain material actions without Horizon BCBSNJ's and/or CW Ventures' or their designated directors' consent.

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

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




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

Effective August 27, 1998, the Company received notice from one of its customers, that it has decided to resume internal network management that it had been outsourcing. Revenues for the Company from this contract were approximately $1,432,000 for the year ended October 31, 1998. No revenue has been recognized from this contract since October 31, 1998. The Company has provided approximately $902,000 to cover possible repayment of advances related to this contract (see Note I[4]).

[3] Depreciation and amortization:

Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method. Depreciation and amortization included in cost of services amounted to $435,000 and $538,000 for the years ended December 31, 1999 and October 31, 1998, respectively and approximately $90,000 for the two months ended December 31, 1998.

[4] Per share data:

Net income per share has been computed based on the weighted average number of shares outstanding during the periods. The 7,799,997 additional shares of common stock, which were issued to CW Ventures upon exchange and cancellation of the CW Note as of June 30, 1998, have been included from the date of the exchange. Common stock equivalents have not been included since they are not dilutive.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




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

[7] Estimates:

Preparation of these financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from such estimates.

The values of intangible assets are based on management's best estimates of future revenues and cash flows to be derived from such assets.

[8] Fair value of financial instruments:

The fair value of financial instruments approximates their carrying amount.

[9] Major customers:

Two of the Company's customers accounted for approximately 80% (Horizon BCBSNJ) and 10% of net revenues for the year ended December 31, 1999 and approximately 67% (Horizon BCBSNJ) and 17% of net revenues for the year ended October 31, 1998. Two of the Company's customers accounted for approximately 80% (Horizon BCBSNJ) and 9% of net revenues for the two months ended December 31, 1998. The loss of either of these customers would have a material adverse impact on the Company's business.

[10] Stock-based compensation:

The Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note G).

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




NOTE C - INTANGIBLE ASSETS

Intangible assets net of accumulated amortization consist of the following:


                                                           December 31,
                                                           ------------

                                                     1999              1998
                                                     ----              ----


Service agreement                           $        713,000  $        835,000
License fees                                          58,000           167,000
Software development cost                            512,000           693,000
                                            ----------------  ----------------

                                            $      1,283,000  $      1,695,000
                                            ================  ================


[1] Service agreement:

This amount represents the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM.

[2] License agreement:

The Company signed a five year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company which required an advance payment of $1,000,000. Pursuant to the License Agreement, the Company was granted a license for 100 users under a non-exclusive five year license for the use of certain existing software. In March 1999, the Company upgraded the software and extended the term through February 2001 at a cost of $100,000.

[3] Software development costs:

Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $412,000 and $135,000 for the years ended December 31, 1999 and October 31, 1998, respectively and approximately $50,000 for the two-month period ended December 31, 1998.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                                              December 31,
                                                                              ------------
                                                                         1999               1998
                                                                         ----               ----

Computer equipment                                             $      1,330,000    $     1,300,000
Furniture and fixtures                                                  472,000            466,000
Office machines and telephone equipment                                 297,000            231,000
Leasehold improvements                                                  218,000            118,000
Equipment under capital lease, consisting of:
   Computer equipment                                                   860,000            860,000
   Telephone equipment                                                  156,000            156,000
   Leasehold improvements                                               309,000            309,000
                                                              -----------------     --------------

                                                                      3,642,000          3,440,000

Less accumulated depreciation and amortization                       (2,797,000)        (2,161,000)
                                                              -----------------     --------------

                                                               $       845,000     $    1,279,000
                                                               ===============     ==============


Amortization in connection with equipment under capital leases amounted to $170,000 and $321,000 for the years ended December 31, 1999 and October 31, 1998, respectively and $50,000 for the two-month period ended December 31, 1998.


NOTE E - CAPITAL LEASE OBLIGATION

The Company has satisfied its lease obligation during the year ended December 31, 1999. The Company's obligations under the agreement were guaranteed by Horizon BCBSNJ. The present value of minimum lease payments under capital leases as of December 31, 1998 was $319,000.


NOTE F - DUE TO STOCKHOLDER

The amount due to stockholder represents cash advanced under the original service agreement with Horizon BCBSNJ in excess of revenues earned. This liability was subsequently restructured as a promissory note in the approximate amount of $1,863,000 to Horizon BCBSNJ with interest accruing beginning in April 1997 and equal monthly payments of principal and interest commencing on October 1, 1998. The promissory note bears interest at the five-year U.S. treasury yield, adjusted quarterly, and matures on Jun 30, 2000.

The Company has an agreement with Horizon BCBSNJ to suspend payments through August 2000. Interest will continue to accrue at the five-year U.S. Treasury yield, adjusted quarterly. Commencing September 1, 2000 the Company is to resume making equal monthly installments of principal and interest to repay the debt by March 31, 2001.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




NOTE G - STOCKHOLDERS' EQUITY

[1] Issuance of common stock:

On June 30, 1998, the Company became contractually obligated to issue and did issue 7,799,997 shares of common stock to CW Ventures upon conversion of the CW Note. The offer and sale of these shares have not been registered under the Securities Act of 1933, as amended.

[2] Preferred stock:

The preferred stock is issuable in such series and with such designations, preferences, conversion rights, cumulative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Company. As such, the Board of Directors of the Company is entitled to authorize the creation and issuance of 10,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the Board's sole discretion, with no further authorization by stockholders required for the creation and issuance thereof.

[3] Stock option plans:

The 1996 Stock Option Plan as amended, (the "Stock Option Plan") is administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Amended Plan, the Board will select persons to be granted options and will determine the terms of the options, which must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and must have a duration not to exceed ten years. Under the Stock Option Plan, an aggregate of 18% of the Company's authorized number of shares of common stock or 18,648,000 shares has been reserved for issuance.

The Board of Directors initially adopted the Stock Option Plan on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the board of directors approved amendments to the plan to update the plan and to increased the number of shares and certain other benefits available under the plan. Among other things, the amendments increased the number of shares available for issuance under the plan by 9,648,000 shares, permit the extension of the exercise periods of options upon the termination of employment or the death or disability of a plan participant, provide that nonqualified options may be issued with an exercise price less than 100% of the fair market value, permit the payment of the exercise price by any lawful method authorized by the Board of Directors, and remove certain restrictions on the authority of the Board of Directors to amend the plan without stockholder approval. The stockholders approved the amendments to the plan on July 7, 1999.

The 1996 Director Stock Option Plan as amended (the "Director Stock Option Plan") is also administered by the Board of Directors of the Company. Pursuant to the terms of the 1996 Amended Director Plan, the Board may select nonemployee individual directors to be granted options. Each such option grant shall be (i) at an exercise price which can be less than 100% of the fair market value of the common stock on the date of grant; (ii) immediately exercisable, and (iii) for a duration of ten years from the date of grant. An aggregate of 2,072,000 shares has been reserved for issuance pursuant to the Director Stock Option Plan.

The Board of Directors initially adopted the Director Stock Option Plan on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 26, 1999, the Board of Directors approved amendments to the plan to provide the Board of Directors with increased flexibility in the terms and conditions of stock options it may award. Among other things, the amendments authorize the Board of Directors to determine the number of shares to be covered under an option, the term of each option and the vesting of each option; permit the extension of the exercise periods of options upon the termination of directorship or the death or disability of a plan participant; eliminate the requirement that an option grantee sign an option agreement in order for it to be effective; and remove certain restrictions on the authority of the Board of Directors to amend the plan without stockholder approval. The stockholders approved the amendments to the plan on July 7, 1999.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[3] Stock option plans:  (continued)

       The following is a summary of stock option activity during the years ended December 31, 1999 and October 31, 1998:



                                                            1999                             1998
                                                            ----                             ----


                                                                    Weighted                             Weighted
                                                                     Average                             Average
                                                                    Exercise                             Exercise
                                                   Shares             Price             Shares            Price
                                                   ------          ---------            ------           --------


Outstanding at beginning of period                 1,420,000        $1.44               1,853,000         $1.50
Granted                                           15,279,000         0.08
Cancelled                                         (2,250,000)        0.12                (433,000)         1.67
                                                  ----------                            ---------

Outstanding at end of period                      14,449,000         0.21               1,420,000          1.44
                                                  ==========                            =========

Exercisable at end of period                       2,528,000        $0.65               1,170,000         $1.58
                                                  ==========                            =========


No options were granted or cancelled in the two-month period ended December 31, 1998.

The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing model utilizing the following assumptions: dividend yield of 0%, volatility of 67.67%, risk-free interest rates ranging from 6.8% to 6.95% and expected life of 10 years.

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net income (loss) for the years ended December 31, 1999 and October 31, 1998 would have been approximately $(1,559,000) and $3,070,000 or $(.02) and $.04 per share, respectively. Pro forma net loss for the two months ended December 31, 1998 would have been approximately $70,000.

[4] Warrants:

The Company issued 166,667 warrants in 1996 to CW Ventures in connection with a bridge financing. The warrants expire in February 2001.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements



NOTE H - INCOME TAX

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                                December 31,
                                                                                ------------
                                                                            1999                1998
                                                                            ----                ----
Deferred tax assets:
   Net operating loss carryforwards                                 $    4,199,000      $    3,863,000
   Accrued liabilities                                                     244,000             192,000
   Deferred revenue                                                         33,000             105,000
   Alternative minimum tax credit                                           50,000              50,000
                                                                     -------------      --------------

                                                                         4,526,000           4,210,000

Deferred tax liabilities:
   Excess of book over tax cost basis of fixed
      assets and software costs                                            364,000             474,000
                                                                     -------------       -------------

Net deferred tax asset                                                   4,162,000           3,736,000
Valuation allowance                                                     (4,162,000)         (3,736,000)
                                                                     -------------       -------------

                                                                     $           0      $            0
                                                                     =============      ==============


The Company's deferred tax asset has been fully reserved as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $12,350,000 at December 31, 1999 and approximately $11,362,000 at December 31, 1998, expiring through 2019. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $426,000 and $21,000 for the year ended December 31, 1999 and the two months ended December 31, 1998 and decreased approximately $1,023,000 for the year ended October 31, 1998.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:


                                                                          Year             Two Months            Year
                                                                          Ended              Ended               Ended
                                                                          -----              -----
                                                                                December 31,                  October 31,
                                                                                ------------                  -----------
                                                                          1999                1998               1998
                                                                          ----                ----               ----




Income taxes at federal statutory rate                               $     (434,000)    $   (23,000)      $       1,104,000
Net operating loss carryforward benefit                                                                            (913,000)
State income tax, net of federal income tax benefit                                                                 110,000
Alternative minimum tax                                                                                              55,000
Permanent differences                                                         8,000           2,000
Change in valuation reserve                                                 426,000          21,000                (191,000)
                                                                     --------------      ----------         ----------------

                                                                     $            0     $         0       $         165,000
                                                                     ===============    ===========       ==================


CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements



NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Potential uninsured exposure to litigation:

The Company has been named as a party in an action entitled Robert T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The plaintiff seeks treble and other damages for an unspecified amount and claims actual damages in the approximate amount of $1.8 - $2.0 million. On September 15, 1998 and October 30, 1998, the Company received notice from two of its insurance carriers that they have denied coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company has received written claims for indemnification from Whipple, Petillo and Achillare. The parties to this litigation are currently taking discovery, and no trial date has been set. The Company is unable, at this stage of the proceeding, to evaluate the merits of this action, but intends to defend the matter vigorously. The Company believes it has adequately provided for this claim as of December 31, 1999.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements




NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[2] Professional liability:

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

[3] Contract termination:

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

In a related matter, the customer has made a third party complaint against the Company alleging that in the event the customer is required to pay certain funds to Horizon BCBSNJ, as alleged in a complaint brought by Horizon BCBSNJ against the customer, that the Company is obligated to pay the customer up to one-half of such amount on account of an agreement among the customer, Horizon BCBSNJ and the Company (see Note B[2]).

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

Rent expense for the years ended December 31, 1999 and October 31, 1998 was $479,000 and $463,000, respectively. Rent expense for each of the two-month period ended December 31, 1998 was $77,000.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Notes to Financial Statements



NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[5] Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $186,000 and $163,000 for the years ended December 31, 1999 and October 31, 1998, respectively, and $31,000 for the two-month period ended December 31, 1998.


NOTE J - CREDIT FACILITY

The Company has a working capital facility in the amount of $1,500,000, which bears interest at a 30, 60, or 90-day LIBOR rate, plus 45 basis points with an option to convert to a base prime rate. The facility expires June 30, 2000. As of December 31, 1999, there were no amounts outstanding under the working capital facility, except a letter of credit in favor of a vendor (see Note K).


NOTE K - STAND BY LETTER OF CREDIT

In September 1998, the Company obtained an irrevocable letter of credit in favor of a vendor as security for the Company's obligations under a noncancelable operating lease dated October 1, 1998 in the amount of $250,000; such letter of credit is issued under the Company's credit facility with Summit Bank (see Note
J).


NOTE L - SHAREHOLDER OPTION AGREEMENT

In June 1997, CW Ventures granted to Horizon BCBSNJ an option to purchase from it 10,031,238 shares of common stock at $0.38 per share (the " Horizon BCBSNJ Option"). The Horizon BCBSNJ Option would have been exercisable in the event the Company had achieved certain goals for defined periods through February 2000, which goals were not achieved. The option was granted by CW Ventures to Horizon BCBSNJ in consideration of Horizon BCBSNJ revising its Services Agreement with the Company, entering into a joint services agreement between Horizon BCBSNJ, the Company and an unrelated party, and an agreement to guaranty the Summit Bank Credit Agreement.


NOTE M - RELATED PARTY TRANSACTION

Consulting fees of approximately $50,000 were paid to a member of the Board of Directors for the year ended October 31, 1998.