Form 10QSB
period 2000-03-31
CAREADVANTAGE INC
filed 2000-05-12
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



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

                                  Yes _X_ No ___

                                   82,849,050
         Number of shares of Common Stock outstanding as of May 12, 2000

                  Transitional Small Business Disclosure Format
                                  Yes ___ No _X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the three months ended March 31, 2000


                                    I N D E X


Part I - Financial Information

Item 1.           Financial Statements

  Condensed Consolidated Balance Sheets -
     March 31, 2000 (Unaudited) and December 31, 1999 (Audited).............   2

  Condensed  Consolidated  Statements of Operations -
     Three months ended March 31, 2000 (Unaudited) and
      April 30, 1999 (Unaudited)............................................   3

  Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 2000 (Unaudited) and
        April 30, 1999 (Unaudited)..........................................   4

  Notes to Condensed Consolidated Financial Statements......................   5
  (Unaudited)

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................   8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk....  11


Part II - Other Information

Item 1.       Legal Proceedings.............................................  11

Item 2.       Changes in Securities.........................................  11

Item 3.       Defaults Upon Senior Securities...............................  11

Item 4.       Submission of Matters to a Vote of Security Holders...........  11

Item 5.       Other Information ............................................  11

Item 6.       Exhibits and Reports on Form 8-K..............................  11

Signature...................................................................  12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                                  CAREADVANTAGE, INC
                                              CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                         December 31,
                     ASSETS                                        2000                               1999
                                                                 Unaudited                            Audited
                                                                 ---------                            -------
Current assets:
     Cash and cash equivalents                                   $1,471,000                        $1,615,000
     Accounts receivable for services:
         Stockholder                                              1,156,000                         1,135,000
         Other                                                      528,000                           173,000
     Other current assets                                           308,000                           220,000
                                                                    -------                           -------
                  Total current assets                            3,463,000                         3,143,000

Property and equipment, at cost less accumulated depreciation       716,000                           845,000
Intangible assets                                                 1,214,000                         1,283,000
Other assets                                                        102,000                           102,000
                                                                    -------                           -------

Total Assets                                                    $ 5,495,000                     $   5,373,000
                                                                ===========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                               225,000                           313,000
     Due to stockholder                                             692,000                           393,000
     Due to customer                                                839,000                           902,000
     Accrued salaries and employee benefits                         931,000                           841,000
     Accrued expenses and other current liabilities                 301,000                           332,000
     Deferred revenue, current                                       43,000                            98,000
                                                                     ------                        ----------

                  Total current liabilities                       3,031,000                         2,879,000


Due to stockholder, less current portion                                  0                           300,000



Total Liabilities                                                 3,031,000                         3,179,000
                                                                  ---------                         ---------

Stockholders' equity (capital deficiency):
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 103,600,000 shares; issued
         and outstanding 82,849,050 and 82,189,883                   83,000                            82,000
     Additional capital                                          22,094,000                        22,062,000
     Accumulated deficit                                        (19,713,000)                      (19,950,000)
                                                               ------------                     -------------

Total Stockholders' Equity                                        2,464,000                         2,194,000
                                                                  ---------                       -----------
Total Liabilities and Stockholders' Equity                      $ 5,495,000                     $   5,373,000
                                                                ===========                     =============


        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                        March 31,                  April 30,
                                          2000                       1999
                                          ----                       ----


Net revenues                                 $4,550,000         $3,955,000

Costs of services                             2,239,000          2,203,000
                                             ----------         ----------


Gross margin                                  2,311,000          1,752,000
                                              ---------          ---------

Operating expenses:

Selling, general and administration           1,909,000          2,334,000
Depreciation and amortization                   178,000            216,000
                                                -------            -------

Total operating expenses                      2,087,000          2,550,000
                                              ---------          ---------

Operating income/(loss)                         224,000           (798,000)

Net interest income/(expense)                    14,000              7,000
                                                 ------              -----


Net income/(loss)                               238,000           (791,000)
                                                =======           =========

Net  income/(loss)
per share of common stock-basic and diluted        $.00              ($.01)
                                                   ====             ======

Weighted average number
of common shares outstanding -

     Basic                                   82,755,000         82,190,000
                                             ==========         ==========

     Diluted                                 93,344,000         82,190,000
                                             ==========         ==========



                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                March 31,                 April 30,
                                                                   2000                     1999
                                                                   ----                     -----
Cash flows from operating activities:

Net profit/(loss)                                                 $ 238,000            $  (791,000)

Adjustments to reconcile net profit/(loss) to net cash (used by)/provided from operating activities:

Depreciation and amortization                                       222,000                 342,000
Compensation due to option issuance                                  13,000                  14,000

Change in assets and liabilities:

Due to/from customers/stockholders                                 (376,000)                228,000
Other assets                                                        (88,000)                 46,000
Accounts payable                                                    (89,000)                257,000
Accrued expenses and other liabilities                              (16,000)                371,000
Deferred revenue                                                    (43,000)                (43,000)
                                                                   ---------               --------

Net cash  (used by) /provided from
operating activities                                               (139,000)                424,000
                                                                   ---------                -------

Cash flows from investing activities:

Capital expenditures                                                (24,000)               (163,000)
                                                                    --------               ---------

Net cash  (used by) investing
activities                                                          (24,000)               (163,000)
                                                                    --------              ----------

Cash flows from financing activities:

Proceeds from Issuance of Common Stock                               19,000                      0
Principal payments to stockholder                                         0               (119,000)
Principal payments under long-term debt                                   0               (159,000)
                                                                          -               ---------

Net cash (used by) financing
Activities                                                          19,000                (278,000)
                                                                   -------                ---------

Net  (decrease)/increase in cash                                   (144,000)               (17,000)

Cash - beginning of fiscal year                                   1,615,000              2,924,000
                                                                  ---------              ---------

Cash - end of period                                             $1,471,000             $2,907,000
                                                                 ==========             ==========



        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note A--Basis of preparation:

Fiscal Year Change:
-------------------

On June 8, 1999, CareAdvantage, Inc. ("CAI" or the "Company") changed its fiscal year from one ending October 31 to a calendar year ending December 31. The Company has not recast data for the comparative periods as such recasting is not practicable. Additionally, the Company does not experience seasonality in its results of operations and cash flows and such a restatement is not cost justified. The Company has prepared its financial statements for the calendar quarter ended March 31, 2000 compared to the fiscal quarter ended April 30, 1999. The Company believes such a comparison to the period ended April 30, 1999 provides a reliable basis for comparing changes in its results of operations and cash flows for the period ended March 31, 2000. The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented. Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 1999 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data: Net income per share has been computed based on the weighted average number of shares outstanding during the periods. Common stock equivalents have not been included in 1999 as they are not dilutive.

Note C--Contingencies: Potential uninsured exposure to litigation:

(a) Robert T. Caruso v. John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, and Horizon Blue Cross Blue Shield of New Jersey, Inc. et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The Plaintiff seeks treble damages for unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. The parties to this litigation are currently taking discovery. Until discovery has been completed, the Company has insufficient information regarding its potential exposure in this matter.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





(b) In December 1999 the Company was impleaded as a third-party defendant in a lawsuit entitled Horizon Healthcare of New Jersey, Inc. vs. Allied Specialty Care Services, Inc., pending in the United States District Court for the District of New Jersey. This lawsuit seeks damages arising out of an agreement between Horizon Healthcare of New Jersey, Inc. ("Horizon") and Allied Specialty Care Services, Inc. ("Allied"). One of the claims made by Horizon is that it is entitled to damages on account of Allied's agreement to repay certain monies ("Risk Amounts") to Horizon in the event certain charges for medical claims exceeded certain capitation amounts. Allied's third-party complaint against the Company seeks to enforce an agreement among Horizon, Allied and the Company wherein it is claimed that the Company agreed to pay Allied one-half of any Risk Amounts that Allied "owed" to Horizon, but no more than certain funds received by the Company on account of such agreement. (A copy of the agreement among Horizon, Allied and the Company has been filed as Exhibit 10(e) to Form 10-QSB dated April 30, 1997.) The Company has previously established a reserve that management believes is sufficient to satisfy any liability the Company may have on account of Allied's claim. The parties have informally agreed to settle their respective claims at a cost to the Company consistent with the reserve. However, until such agreement has been executed there can be no assurance that such claims have been settled.

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the three months ended March 31, 2000 and April 30, 1999:

                                              March 31,           April 30,
                                               2000                  1999
                                               ----                  ----

Income taxes paid                             31,000               104,000

Interest paid                                      0                22,000

Note E - Stock Option Grant and 1996 Stock Option Plan Amendment

On January 8, 1999, the Board of Directors of the Company ("Board") granted stock options for 3,600,000 shares of Common Stock of the Company to David Noone, its Chief Executive Officer, in connection with Mr. Noone's employment agreement. The options have an exercise price of $.03 per share and a term of 10 years. Options for 1,800,000 shares shall become exercisable as follows: (a) 1/3 on December 31, 1999; and (b) the remaining 2/3 shall become exercisable in equal monthly amounts over the period January 1, 2000, to December 31, 2001. Options for the remaining 1,800,000 shares originally were to become exercisable over a period of 3 years commencing January 8, 2000 if certain performance criteria were met. On February 24, 1999, the Board approved an amendment to these options. Under the terms of this amendment the options for the remaining 1,800,000 shares shall become exercisable in three equal annual installments on the fourth, fifth and sixth anniversary of the date of grant subject to acceleration upon achievement of certain performance targets. The Company realized compensation costs related to this amendment of approximately $252,000 and is amortizing this cost over the six-year vesting period of the options. In connection with this grant, the Board amended the Company's 1996 Stock Option Plan (the "Stock Option Plan") to provide the Board (or a Committee thereof) with increased discretion in the terms and conditions of stock options it may award.

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

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



In addition, on January 26, 1999, the Board amended the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance from 90,000,000 shares to 103,600,000 shares.

On July 7, 1999, the Company's stockholders approved the foregoing amendments to the Company's Stock Option Plan, the amendments to the Company's Directors Stock Option Plan and the amendment to the Company's Certificate of Incorporation.

Note F - Issuance of Common Stock

During the quarter ended March 31, 2000, certain employees exercised options that resulted in the issuance of 659,167 shares of common stock.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, please see "Cautionary Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

GENERAL  OVERVIEW:

The Company is a holding company which, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), is in the business of providing health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The services provided include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management. The Company's services have been principally provided to several of Blue Cross/Blue Shield ("BCBS") health services organizations in the Northeastern United States.

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three months ended March 31, 2000, with those for the three months ended April 30, 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2000, Compared to Three Months Ended April 30, 1999

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2000 and April 30, 1999 were approximately $4,550,000 and $3,955,000, respectively. This represents an increase of approximately $595,000 for the three-month period ended March 31, 2000 from the corresponding period of the prior fiscal year. The increase for the three months ended March 31, 2000 is largely due to increased revenue of approximately $255,000 from the realization of performance revenues and increased revenue of approximately $340,000 due to increased membership on a major account. Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management has worked closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract to a fixed fee basis. Management believes its estimated performance-based revenues contained in reported revenues for the three months ended March 31, 2000 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-QSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Revenues from at-risk performance-based service contracts generally tend to follow a pattern whereby significant revenues are generated during the initial term of the contract, as savings opportunities are the greatest and then decline thereafter as the opportunity for additional savings diminishes. As a result, the Company's ability to

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


increase revenues and gross margins is dependent upon its ability to enter into additional contracts with new customers and/or expand the services provided to existing customers

Cost of services:

The Company's total direct cost of services for the three-month periods ended March 31, 2000 and April 30, 1999 was approximately $2,239,000 and $2,203,000, respectively. This represents an increase of approximately $36,000 for the three-month period ended March 31, 2000 over the corresponding period of the prior fiscal year. This increase in the cost of services for the three-month period ended March 31, 2000 was primarily due to increases in personnel costs of approximately $152,000 offset by a decrease in depreciation and amortization expense of approximately $120,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended March 31, 2000 and April 30, 1999 were approximately $1,909,000 and $2,334,000, respectively. This represents a decrease of approximately $425,000 for the three-month period ended March 31, 2000 over the corresponding period of the prior fiscal year. This decrease for the three-month period ended March 31, 2000 is largely due to decreases in personnel costs of approximately $146,000, professional fees and consulting costs of approximately $201,000, and other general and administrative costs of approximately $78,000. The higher personnel costs in the prior period ending April 30, 1999 were due to certain non-recurring charges incurred. Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended March 31, 2000 and April 30, 1999 were approximately $222,000 and $342,000, respectively. Approximately $44,000 and $126,000 were included in cost of services for such periods.

Interest expense:

The Company's total net interest income for the three-month periods ended March 31, 2000 and April 30, 1999 was approximately $14,000 and $7,000, respectively. This represents an increase of approximately $7,000 in net interest income for the three-month period ended March 31, 2000 from the corresponding period of the prior fiscal year. The increase in net interest income is largely due to decreased interest costs of approximately $6,000 under the Master Lease Agreement with IBM Credit Corporation ("IBM") and decreased interest costs of approximately $7,000 related to an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 assigned to Horizon Blue Cross Blue Shield of New Jersey, Inc. (the "Horizon BCBSNJ Note"). In addition, the Company realized decreased interest income of approximately $6,000 from the Company's short-term investments.


LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2000, the Company had a working capital surplus of approximately $432,000, stockholders equity of approximately $2,464,000 and an accumulated deficit since its inception of approximately $19,713,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

Financial  condition:

At March 31, 2000, the Company had cash of approximately $1,471,000 and a working capital surplus of approximately $432,000. At December 31, 1999, the Company had cash of approximately $1,615,000 and a working capital surplus of approximately $264,000.

Net cash (used by)/provided from operating activities amounted to approximately ($139,000) and $424,000 for the three-month periods ended March 31, 2000 and April 30, 1999, respectively. The cash used by 2000 operating activities is largely due to a an increase in customer receivable of approximately $376,000, offset by non-cash charges of approximately $235,000.

Net cash used in investing activities amounted to approximately $24,000 and $163,000 for the three-month periods ended March 31, 2000 and April 30, 1999, respectively. The decrease in cash used of approximately $139,000 is due to decreased capital outlays for computer-related equipment incurred during the three-month period ended March 31, 2000.

Net cash provided/(used) in financing activities amounted to approximately $19,000 and ($278,000) for the three-month periods ended March 31, 2000 and April 30, 1999, respectively. The decrease in cash used of approximately $297,000 is largely due to decreased principal payments to a stockholder/customer of approximately $159,000 and decreased principal payments related to the Master Lease Agreement with IBM of approximately $119,000, offset by proceeds from issuance of common stock of approximately $19,000.

While there can be no assurances, management believes that its cash on hand, projected future cash flows from operations and the Company's borrowing capacity under its credit facility with Summit Bank (see discussion below under Capital Resources) will provide adequate capital resources to support the Company's anticipated cash needs for the next twelve months.

Capital resources:

Pursuant to the Horizon BCBSNJ Note, the Company owes $692,000 to Horizon BCBSNJ as of March 31,2000. The Company has an oral agreement with Horizon BCBSNJ to suspend payments on the note due to Horizon BCBSNJ through August 2000. The Company is to resume making payments on September 1, 2000 in equal monthly installments to repay the debt by March 31, 2001. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

The Company has a credit facility with a bank that provides for a $1,500,000 working capital revolver to be used for general working capital needs, which has been extended through June 30, 2000. In September of 1998, the bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit is issued under the Company's credit facility and the availability is thus reduced by the face amount of the letter of credit. The remainder of the credit facility is available to the Company. As of March 31, 2000 the $250,000 irrevocable letter of credit is still outstanding under the credit facility.

                               CAREADVANTAGE, INC.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2000, the Company's investments are not significantly impacted by change in market interest rates. The Company does not believe that changes in interest rates will have a material impact on future earnings or cash flows during the next twelve months.

PART II--OTHER INFORMATION

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended March 31, 2000.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

    (a) Exhibits

          (27) Financial Data Schedule

                               CAREADVANTAGE, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CareAdvantage, Inc

May 12, 2000                         /s/ David G. Noone
                                     --------------------------------------
                                         David G. Noone
                                         Chief Executive Officer

May 12, 2000                         /s/ R. Christopher Minor
                                     ---------------------------------------
                                         R. Christopher Minor
                                         Chief Financial Officer