Form 10QSB
period 2000-06-30
CAREADVANTAGE INC
filed 2000-08-09
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



                         COMMISSION FILE NUMBER 0-26168


                               CAREADVANTAGE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                        52-1849794
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                            Identification Number)

485-C Route 1 South, Iselin, New Jersey                               08830
(Address of principal executive offices)                           (Zip Code)


       Registrant's telephone number, including area code: (732) 602-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
                                   83,112,207
        Number of shares of Common Stock outstanding as of June 30, 2000

                  Transitional Small Business Disclosure Format
                                  Yes___  No  X
                                             ---

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six months ended June 30, 2000


                                    I N D E X
                                    ---------


Part I - Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 2000 (Unaudited) and December 31, 1999 (Audited).....   2

             Condensed Consolidated Statements of Operations -
             Three and Six-months ended June 30, 2000 and June 30, 1999
             (Unaudited)...................................................   3

             Condensed Consolidated Statements of Cash Flows - Six months
             ended June 30, 2000 and June 30, 1999 (Unaudited).............   4

             Notes to Condensed Consolidated Financial Statements..........   5
             (Unaudited)

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................   7

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  11


Part II - Other Information

    Item 1.  Legal Proceedings.............................................  11

    Item 2.  Changes in Securities.........................................  11

    Item 3.  Defaults Upon Senior Securities...............................  11

    Item 4.  Submission of Matters to a Vote of Security Holders...........  11

    Item 5.  Other Information ............................................  11

    Item 6.  Exhibits and Reports on Form 8-K..............................  11

    Signature..............................................................  12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                                  CAREADVANTAGE, INC
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,                        December 31,
                     ASSETS                                        2000                             1999
                                                                 Unaudited                         Audited
                                                                 ----------                     ------------
Current assets:
     Cash and cash equivalents                                  $ 1,492,000                      $ 1,615,000
     Accounts receivable for services:
         Stockholder                                              1,361,000                        1,135,000
         Other                                                      250,000                          173,000
     Other current assets                                           321,000                          220,000
                                                                    -------                          -------
                  Total current assets                            3,424,000                        3,143,000

Property and equipment, at cost less accumulated depreciation       703,000                          845,000
Intangible assets                                                 1,207,000                        1,283,000
Other assets                                                         86,000                          102,000
                                                                     ------                          -------

Total Assets                                                    $ 5,420,000                     $  5,373,000
                                                                ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $  456,000                      $   313,000
     Due to stockholder                                            693,000                          393,000
     Due to customer                                               839,000                          902,000
     Accrued salaries and employee benefits                        615,000                          841,000
     Accrued expenses and other current liabilities                280,000                          332,000
     Deferred revenue, current                                           0                           98,000
                                                                ----------                      -----------

                  Total current liabilities                      2,883,000                        2,879,000

Due to stockholder, less current portion                                 0                          300,000


Total Liabilities                                                 2,883,000                       3,179,000
                                                                -----------                       ---------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 103,600,000 shares; issued
         and outstanding 83,112,207 and 82,189,883                   83,000                         82,000
     Additional capital                                          22,117,000                     22,062,000
     Accumulated deficit                                        (19,663,000)                   (19,950,000)
                                                               ------------                    -----------

Total Stockholders' Equity                                        2,537,000                      2,194,000
                                                                  ---------                     ----------
Total Liabilities and Stockholders' Equity                      $ 5,420,000                    $ 5,373,000
                                                                ===========                    ===========


        The accompanying notes are an integral part of these statements.




                                                  CAREADVANTAGE, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                  Three Months Ended                          Six Months Ended
                                                        June 30,                                   June 30
                                                   2000            1999                     2000            1999
                                                   ----            ----                     ----            ----


Net revenues                                    $4,338,000      $3,795,000              $8,887,000        $7,829,000

Costs of services                                2,216,000       2,214,000               4,455,000         4,246,000
                                                ----------      ----------              ----------        ----------


Gross margin                                     2,122,000       1,581,000               4,432,000         3,583,000
                                                 ---------       ---------              ----------        ----------

Operating expenses:

Selling, general and administration             1,899,000        1,863,000              3,808,000         3,791,000
Depreciation and amortization                     182,000          211,000                359,000           415,000
                                                ---------        ---------              ---------         ---------

Total operating expenses                        2,081,000        2,074,000              4,167,000         4,206,000
                                                ---------        ---------              ---------         ---------

Operating income/(loss)                            41,000         (493,000)               265,000          (623,000)

Net interest income/(expense)                       9,000           10,000                 23,000            17,000
                                                ---------        ---------              ---------         ---------


Net income/(loss)                                  50,000         (483,000)               288,000          (606,000)
                                                =========        =========              =========         =========

Net  income/(loss)
per share of common stock-basic and diluted          $.00            ($.01)                  $.00             ($.01)
                                                     ====            =====                   ====             =====

Weighted average number
of common shares outstanding -

     Basic                                    83,042,000        82,190,000             82,898,000        82,190,000
                                              ==========        ==========             ==========        ==========

     Diluted                                  91,490,000        82,190,000             92,659,000        82,190,000
                                              ==========        ==========             ==========        ==========


                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                   June 30,         June 30,
                                                      2000           1999
                                                  -----------    -----------

Cash flows from operating activities:

Net profit/(loss) ............................   $   288,000    $  (606,000)

Adjustments to reconcile net profit/(loss) to net cash (used by)/provided from operating activities:

Depreciation and amortization ................       446,000        668,000
Compensation due to option issuance ..........        25,000         32,000
Deferred revenue .............................       (98,000)       (87,000)

Change in assets and liabilities:

Due to/from customers/stockholders ...........      (303,000)        40,000
Other assets .................................       (85,000)        19,000
Accounts payable .............................       144,000        (41,000)
Accrued expenses and other liabilities .......      (341,000)      (380,000)
                                                 -----------    -----------


Net cash  provided from/(used by)
operating activities .........................        76,000       (355,000)
                                                 -----------    -----------

Cash flows from investing activities:

Capital expenditures .........................      (229,000)      (282,000)
                                                 -----------    -----------

Net cash  (used by) investing
activities ...................................      (229,000)      (282,000)
                                                 -----------    -----------

Cash flows from financing activities:

Proceeds from Exercise of Stock Options ......        30,000              0
Principal payments to stockholder ............             0       (405,000)
Principal payments under long-term debt ......             0       (319,000)
                                                 -----------    -----------

Net cash provided from/(used by) financing
Activities ...................................        30,000       (724,000)
                                                 -----------    -----------

Net  (decrease)/increase in cash .............      (123,000)    (1,361,000)

Cash - beginning of fiscal year ..............     1,615,000      3,355,000
                                                 -----------    -----------

Cash - end of period .........................   $ 1,492,000    $ 1,994,000
                                                 ===========    ===========



        The accompanying notes are an integral part of these statements.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A--Basis of preparation:
Fiscal Year Change:
-------------------

On June 8, 1999, CareAdvantage, Inc. ("CAI" or the "Company") changed its fiscal year from one ending October 31 to a calendar year ending December 31.

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at June 2000 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 1999 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2000 are not necessarily indicative of operating results to be expected for the full year.

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


b) In December 1999 the Company was impleaded as a third-party defendant in a lawsuit entitled HORIZON HEALTHCARE OF NEW JERSEY, INC. VS. ALLIED SPECIALTY CARE SERVICES, INC., pending in the United States District Court for the District of New Jersey. This lawsuit seeks damages arising out of an agreement between Horizon Healthcare of New Jersey, Inc. ("Horizon") and Allied Specialty Care Services, Inc. ("Allied"). One of the claims made by Horizon is that it is entitled to damages on account of Allied's agreement to repay certain monies ("Risk Amounts") to Horizon in the event certain charges for medical claims exceeded certain capitation amounts. Allied's third-party complaint against the Company seeks to enforce an agreement among Horizon, Allied and the Company wherein it is claimed that the Company agreed to pay Allied one-half of any Risk Amounts that Allied "owed" to Horizon, but no more than certain funds received by the Company on account of such agreement. (A copy of the agreement among Horizon, Allied and the Company has been filed as Exhibit 10(e) to Form 10-QSB dated April 30, 1997.) The Company has previously established a reserve that management believes is sufficient to satisfy any liability the Company may have on account of Allied's claim. The parties have informally agreed to settle their respective claims at a cost to the Company consistent with the reserve. However, until such agreement has been executed, there can be no assurance that such claims have been settled.

                              CAREADVANTAGE, INC.
                  NOTES TOTHE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the six months ended June 30, 2000 and June 30, 1999:

                                                    June 30,

                                            2000                  1999
                                            ----                  ----

Income taxes paid                         41,000               104,000
Interest paid                                  0                42,000

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

Note F - Exercise of Stock Option

During the six months ended June 30, 2000, certain employees exercised options that resulted in the issuance of 922,324 shares of common stock.

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

The Company had a service agreement with Horizon BCBSNJ that expired on June 30, 2000. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2001. The indemnity portion of the business accounts for approximately 90% of the total Horizon BCBSNJ contract revenues on an annual basis.

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the six and three months ended June 30, 2000, with those for the six and three months ended June 30, 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2000 and June 30, 1999 were approximately $4,338,000 and $3,795,000, respectively. This represents an increase of approximately $543,000 for the three-month period ended June 30, 2000 from the corresponding period of the prior year. The increase for the three months ended June 30, 2000 is largely due to increased revenue of approximately $540,000 due to increased membership on a major account.

Cost of services:

The Company's total direct cost of services for the three-month periods ended June 30, 2000 and June 30, 1999 was approximately $2,216,000 and $2,214,000, respectively. This represents an increase of approximately $2,000 for the three-month period ended June 30, 2000 over the corresponding period of the prior year. This increase in the cost of services for the three-month period ended June 30, 2000 was primarily due to increases in personnel costs of approximately $147,000 offset by a decrease in travel costs of approximately $21,000, a decrease in professional costs of approximately $22,000, a decrease

                              CAREADVANTAGE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

of approximately $2,000 in communication costs and a decrease in depreciation and amortization expense of approximately $100,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended June 30, 2000 and June 30, 1999 were approximately $1,899,000 and $1,863,000, respectively. This represents an increase of approximately $36,000 for the three-month period ended June 30, 2000 over the corresponding period of the prior year. This increase for the three-month period ended June 30, 2000 is largely due to increases in personnel costs of approximately $54,000, including severance costs of approximately $90,000, , and other general and administrative costs of approximately $71,000, offset by decreases in professional costs of approximately $78,000. Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended June 30, 2000 and June 30, 1999 were approximately $225,000 and $355,000, respectively. Approximately $45,000 and $144,000 were included in cost of services for such periods.

Interest expense:

The Company's total net interest income for the three-month periods ended June 30, 2000 and June 30, 1999 was approximately $9,000 and $10,000, respectively. This represents a decrease of approximately $1,000 in net interest income for the three-month period ended June 30, 2000 from the corresponding period of the prior year. The decrease in net interest income is largely due to decreased interest costs of approximately $3,000 under the Master Lease Agreement with IBM Credit Corporation ("IBM"). In addition, the Company realized decreased interest income of approximately $4,000 from the Company's short-term investments.

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2000 and June 30, 1999 were approximately $8,887,000 and $7,829,000, respectively. This represents an increase of approximately $1,058,000 for the six-month period ended June 30, 2000 from the corresponding period of the prior year. The increase for the six months ended June 30, 2000 is largely due to increased revenue of approximately $189,000 from the realization of performance revenues and increased revenue of approximately $885,000 due to increased membership on a major account.

Cost of services:

The Company's total direct cost of services for the six-month periods ended June 30, 2000 and June 30, 1999 was approximately $4,455,000 and $4,246,000, respectively. This represents an increase of approximately $209,000 for the six-month period ended June 30, 2000 over the corresponding period of the prior year. This increase in the cost of services for the six-month period ended June 30, 2000 was primarily due to increases in personnel costs of approximately $436,000 , offset by a decrease in travel costs of approximately $42,000, and a decrease in depreciation and amortization expense of approximately $195,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the six-month periods ended June 30, 2000 and June 30, 1999 were approximately $3,808,000 and $3,791,000, respectively. This represents an increase of approximately $17,000 for the six-month period ended June 30, 2000 over the corresponding period of the prior year. This increase for the six-month period ended June 30, 2000 is

                              CAREADVANTAGE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

largely due to increases in personnel costs of approximately $134,000, including severance costs of approximately $150,000, information and communication costs of approximately $86,000, offset by decreases in professional costs of approximately $178,000, and a decrease in other costs of approximately $25,000. Management has taken and intends to take additional steps to reduce general and administrative costs. There is no assurance, however, that the Company will be successful in reducing general and administrative costs by any significant amount.

Depreciation  and  amortization:

The Company's total depreciation and amortization costs for the six-month periods ended June 30, 2000 and June 30, 1999 were approximately $446,000 and $668,000, respectively. Approximately $89,000 and $282,000 were included in cost of services for such periods.

Interest expense:

The Company's total net interest income for the six-month periods ended June 30, 2000 and June 30, 1999 was approximately $23,000 and $17,000, respectively. This represents an increase of approximately $6,000 in net interest income for the six-month period ended June 30, 2000 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $11,000 under the Master Lease Agreement with IBM and decreased interest costs of approximately $8,000 related to the Horizon BCBSNJ Note. In addition, the Company realized decreased interest income of approximately $13,000 from the Company's short-term investments.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2000, the Company had working capital of approximately $541,000, stockholders equity of approximately $2,537,000 and an accumulated deficit since its inception of approximately $19,663,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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

Financial condition:

At June 30, 2000, the Company had cash of approximately $1,492,000 and a working capital surplus of approximately $541,000. At December 31, 1999, the Company had cash of approximately $1,615,000 and a working capital surplus of approximately $264,000.

Net cash provided from/(used by) operating activities amounted to approximately $76,000 and $(355,000) for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The cash provided from 2000 operating activities is largely due to an increase in accounts payable of approximately $144,000, non-cash charges of approximately $471,000 and a $288,000 in net profit, offset by a decrease in customer receivables of approximately $303,000, a decrease in accrued expenses and other liabilities of approximately $279,000, a decrease in deferred revenue of approximately $161,000 and a decrease in other assets of approximately $84,000.

                              CAREADVANTAGE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Net cash used in investing activities amounted to approximately $229,000 and $282,000 for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The decrease in cash used of approximately $53,000 is due to decreased capital outlays for computer-related equipment incurred during the six-month period ended June 30, 2000.

Net cash provided/(used) in financing activities amounted to approximately $30,000 and ($724,000) for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The decrease in cash used of approximately $754,000 is largely due to suspended loan payments to a stockholder/customer of approximately $405,000 and decreased principal payments related to the Master Lease Agreement with IBM of approximately $319,000, offset by proceeds from issuance of common stock of approximately $30,000.

While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations (see discussion below under Capital Resources) will provide adequate capital resources to support the Company's anticipated cash needs for the next twelve months.

Capital resources:

Pursuant to the Horizon BCBSNJ Note, the Company owes $693,000 to Horizon BCBSNJ as of June 30, 2000. The Company has an oral agreement with Horizon BCBSNJ to suspend payments on the note due to Horizon BCBSNJ through August 2000. The Company is to resume making payments on September 1, 2000 in equal monthly installments to repay the debt by March 31, 2001. While there can be no assurances that future operating results will be sufficient to fund this obligation of the Company, management expects such amounts to be funded through operations.

The Company had a credit facility with a bank that provided for a $1,500,000 working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility. In September of 1998, the bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit was issued under the Company's credit facility. As of June 30, 2000 the $250,000 irrevocable letter of credit is still outstanding and the Company is exploring alternative ways to secure such letter of credit.

                               CAREADVANTAGE, INC.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2000, the Company's investments are not significantly impacted by change in market interest rates. The Company does not believe that changes in interest rates will have a material impact on future earnings or cash flows during the next twelve months.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended June 30, 2000.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

    (a)  Exhibits

         (27)  Financial Data Schedule

                               CAREADVANTAGE, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CareAdvantage, Inc

August 9, 2000             /s/ David G. Noone
                           ---------------------------------------
                                David G. Noone
                                Chief Executive Officer

August 9, 2000             /s/ R. Christopher Minor
                           ---------------------------------------
                                R. Christopher Minor
                                Chief Financial Officer