Form 10QSB
period 2000-09-30
CAREADVANTAGE INC
filed 2000-11-13
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



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



                                   83,240,552
       Number of shares of Common Stock outstanding as of October 31, 2000

                  Transitional Small Business Disclosure Format

                                 Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                  For the nine months ended September 30, 2000


                                    I N D E X


Part I - Financial Information

    Item 1.    Financial Statements

         o   Condensed Consolidated Balance Sheets -
             September 30, 2000 (Unaudited) and December 31, 1999 (Audited)
             ................................................................  2

         o Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine-months ended September 30, 2000 and September 30, 1999
             ...............................................................   3

         o Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2000 and September 30, 1999
             ...............................................................   4

         o   Notes to Condensed Consolidated Financial Statements...........   5
             (Unaudited)

    Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............   6

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..  10


Part II - Other Information

    Item 1.    Legal Proceedings............................................  10

    Item 2.    Changes in Securities........................................  10

    Item 3.    Defaults Upon Senior Securities..............................  10

    Item 4.    Submission of Matters to a Vote of Security Holders..........  10

    Item 5.    Other Information ...........................................  10

    Item 6.    Exhibits and Reports on Form 8-K.............................  10

    Signature...............................................................  11

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               CAREADVANTAGE, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,                          December 31,
                     ASSETS                                        2000                                   1999
                                                                   ----                                   ----
                                                                (Unaudited)                            (Audited)
                                                                 ---------                             -------
Current assets:
     Cash and cash equivalents                                   $1,782,000                             $  1,615,000
     Restricted Cash                                                256,000                                        -
     Accounts receivable for services:
         Stockholder                                              1,265,000                                1,135,000
         Other                                                      466,000                                  173,000
     Other current assets                                           244,000                                  220,000
                                                                    -------                                  -------

                  Total current assets                            4,013,000                                3,143,000

Property and equipment, at cost less accumulated depreciation       515,000                                  845,000
Intangible assets                                                 1,028,000                                1,283,000
Other assets                                                        110,000                                  102,000
                                                                    -------                                  -------

Total Assets                                                    $ 5,666,000                             $  5,373,000
                                                                ===========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                            $  340,000                             $    313,000
     Due to stockholder                                             693,000                                  393,000
     Due to customer                                                839,000                                  902,000
     Accrued salaries and employee benefits                         795,000                                  841,000
     Accrued expenses and other current liabilities                 274,000                                  332,000
     Deferred revenue, current                                            -                                   98,000
                                                                 ----------                               ----------

                  Total current liabilities                       2,941,000                                2,879,000

Due to stockholder, less current portion                                  -                                  300,000
                                                                -----------                                ---------


Total Liabilities                                                 2,941,000                                3,179,000
                                                                -----------                                ---------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 103,600,000 shares; issued
         and outstanding 83,292,152 and 82,189,883                   83,000                                   82,000
     Additional capital                                          22,136,000                               22,062,000
     Accumulated deficit                                        (19,494,000)                             (19,950,000)
                                                               ------------                              -----------

Total Stockholders' Equity                                        2,725,000                                2,194,000
                                                                  ---------                              -----------
Total Liabilities and Stockholders' Equity                      $ 5,666,000                             $  5,373,000
                                                                ===========                              ===========


        The accompanying notes are an integral part of these statements.


                               CAREADVANTAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                           Nine Months Ended
                                                     September 30,                                September 30
                                                   2000            1999                     2000            1999
                                                   ----            ----                     ----            ----

Net revenues                                     $4,479,000      $4,184,000             $13,367,000     $12,013,000

Costs of services                                 2,187,000       2,339,000               6,642,000       6,585,000
                                                 ----------      ----------               ---------       ---------


Gross margin                                     2,292,000        1,845,000               6,725,000       5,428,000
                                                 ---------        ---------               ---------       ---------

Operating expenses:

Selling, general and administration              1,945,000        1,643,000               5,754,000        5,435,000
Depreciation and amortization                      194,000          213,000                 553,000          629,000
                                                 ---------        ---------               ---------       ----------

Total operating expenses                         2,139,000        1,856,000               6,307,000        6,064,000
                                                 ---------        ---------               ---------        ---------

Operating income/(loss)                            153,000          (11,000)                418,000         (636,000)

Net interest income/(expense)                       15,000           14,000                  38,000           32,000
                                                 ----------       ---------               ---------        ---------


Net income/(loss)                                $ 168,000       $    3,000             $   456,000     $   (604,000)
                                                   =======        =========              ==========        =========

Net  income/(loss) per share -

    Basic                                             $.00             $.00                    $.01            ($.01)
                                                      ====             ====                    ====             ====

    Diluted                                           $.00             $.00                    $.00            ($.01)
                                                      ====             ====                    ====             ====
Weighted average number
of common shares outstanding -

     Basic                                      83,255,000       93,700,000              83,011,000       82,190,000
                                                ==========       ==========              ==========       ==========

     Diluted                                    88,205,000       93,700,000              91,210,000       82,190,000
                                                ==========       ==========              ==========       ==========

                                       3

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                               September 30,            September 30,
                                                                   2000                     1999
                                                                   ----                     -----

Cash flows from operating activities:

Net income/(loss)                                                 $ 456,000           $ (604,000)

Adjustments to reconcile net profit/(loss) to net cash (used by)/provided from operating activities:

Depreciation and amortization                                       679,000               961,000
Compensation due to option issuance                                  38,000                43,000
Deferred revenue                                                    (98,000)             (130,000)

Change in assets and liabilities:

Due to/from customers/stockholders                                 (423,000)              183,000
Other assets                                                        (32,000)              (48,000)
Accounts payable                                                     27,000               (19,000)
Accrued expenses and other liabilities                             (103,000)             (472,000)
Due to Customer                                                     (63,000)                 -
                                                                   --------              --------


Net cash  provided from/(used by)
operating activities                                                481,000               (86,000)
                                                                    -------              --------

Cash flows from investing activities:

Capital expenditures                                                (94,000)             (468,000)
                                                                    --------             --------

Net cash  (used by) investing
activities                                                          (94,000)             (468,000)
                                                                   --------              --------

Cash flows from financing activities:

Proceeds from Exercise of Stock Options                              36,000                     0
Principal payments to stockholder                                         0              (695,000)
Principal payments under long-term debt                                   0              (319,000)
                                                                          -              --------

Net cash provided from/(used by) financing
Activities                                                           36,000            (1,014,000)
                                                                    -------             ---------

Net  (decrease)/increase in cash                                    423,000            (1,568,000)

Cash - beginning of fiscal year                                   1,615,000             3,354,000
                                                                  ---------             ---------

Cash - end of period                                             $2,038,000            $1,786,000
                                                                 ==========            ==========



        The accompanying notes are an integral part of these statements.

                                       4

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note A--Basis of preparation:

Fiscal Year Change:

On June 8, 1999, CareAdvantage, Inc. ("CAI" or the "Company") changed its fiscal year from one ending October 31 to a calendar year ending December 31.

The consolidated financial statements have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 1999 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operating results to be expected for the full year.

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

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the nine months ended September 30, 2000 and September 30, 1999:

                                                  September 30,
                                                  -------------

                                            2000                1999
                                            ----                ----

Income taxes paid                         41,000             115,000

Interest paid                                  0              53,000


Note E - Exercise of Stock Option

During the nine months ended September 30, 2000, certain employees exercised options that resulted in the issuance of 1,102,269 shares of common stock.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond management's control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. Although management believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, it can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, please see "Cautionary Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

The Company had a service agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") that expired on June 30, 2000. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2001. The Company and Horizon BCBSNJ are presently negotiating an extension of their agreement to December 31, 2002.



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the nine and three months ended September 30, 2000, with those for the nine and three months ended September 30, 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2000 and September 30, 1999 were approximately $4,479,000 and $4,184,000, respectively. This represents an increase of approximately $295,000 for the three-month period ended September 30, 2000 from the corresponding period of the prior year. The increase for the three months ended September 30, 2000 is largely due to increased revenue of approximately $380,000 due to new contracts offset by a decrease of approximately $85,000 in revenue due to decreased membership from the Company's major customers.

Cost of services:

The Company's total direct cost of services for the three-month periods ended September 30, 2000 and September 30, 1999 was approximately $2,187,000 and $2,339,000, respectively. This represents a decrease of approximately $152,000 for the three-month period ended September 30, 2000 over the corresponding period of the prior year.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This decrease in the cost of services for the three-month period ended September 30, 2000 was primarily due to decreases in overhead costs, particularly professional and personnel costs of approximately $105,000, attained as part of the Company's cost cutting measures, as well as decreases in depreciation and amortization expense.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended September 30, 2000 and September 30, 1999 were approximately $1,945,000 and $1,643,000, respectively. This represents an increase of approximately $302,000 for the three-month period ended September 30, 2000 over the corresponding period of the prior year. This increase for the three-month period ended September 30, 2000 is largely due to an increase of approximately $215,000 in consulting costs incurred in connection with the Company's information systems as well as increases in other sales related expenses.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended September 30, 2000 and September 30, 1999 were approximately $233,000 and $307,000, respectively. Approximately $39,000 and $94,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended September 30, 2000 and September 30, 1999 was approximately the same, at $15,000 and $14,000, respectively.



Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2000 and September 30, 1999 were approximately $13,367,000 and $12,013,000, respectively. This represents an increase of approximately $1,354,000 for the nine-month period ended September 30, 2000 from the corresponding period of the prior year. The increase for the nine months ended September 30, 2000 is largely due to increased revenue of approximately $189,000 from the realization of performance revenues, increased revenue of approximately $895,000 due to increased membership on a major account, and increased revenue of approximately $380,000 due to new contracts, offset by decreased revenue of approximately $110,000 due to decreased membership from the Company's other customers.

Cost of services:

The Company's total direct cost of services for the nine-month periods ended September 30, 2000 and September 30, 1999 was approximately $6,642,000 and $6,585,000, respectively. This represents an increase of approximately $57,000 for the nine-month period ended September 30, 2000 over the corresponding period of the prior year. This increase in the cost of services for the nine-month period ended September 30, 2000 was primarily due to increases in personnel costs, offset by a decreases in depreciation and amortization costs and other reductions in costs related to the provision of services.

Operating expenses:

Selling, general, and administrative:

The  Company's  total  selling,   general,  and  administrative  costs  for  the
nine-month periods ended September 30, 2000 and September 30, 1999 were approximately $5,754,000 and $5,435,000, respectively. This represents an increase of approximately $319,000 for the nine-month period ended September 30, 2000 over the corresponding period of the prior year. This increase for the nine-month period ended September 30, 2000 is largely due to increases in personnel costs of approximately $193,000, including severance costs of approximately $150,000, and increased overhead expenses of approximately $112,000 and professional costs.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Depreciation and amortization:

The Company's total depreciation and amortization costs for the nine-month periods ended September 30, 2000 and September 30, 1999 were approximately $679,000 and $1,004,000, respectively. Approximately $126,000 and $375,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the nine-month periods ended September 30, 2000 and September 30, 1999 was approximately the same, at $38,000 and $32,000, respectively.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2000, the Company had working capital of approximately $1,071,000, stockholders equity of approximately $2,725,000 and an accumulated deficit since its inception of approximately $19,494,000. By continuing to provide high quality care cost containment services to its existing customer base of five BCBS plans, management believes it can continue to market its products to other BCBS plans. This strategy is particularly significant given the current health care environment where large third-party payers are merging in an effort to protect their respective franchises and expand their market reach. The various BCBS plans throughout the country are no exception to this phenomenon and the Company believes it can leverage its core competencies to participate in this consolidating environment.

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



Financial condition:

At September 30, 2000, the Company had cash of approximately $2,038,000 and working capital of approximately $1,071,000. At December 31, 1999, the Company had cash of approximately $1,615,000 and working capital of approximately $264,000.

Net cash provided from/(used by) operating activities amounted to approximately $481,000 and $(86,000) for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The cash provided from 2000 operating activities is largely due to non-cash charges of approximately $717,000 and $456,000 in net profit, offset by a increase in customer receivables of approximately $423,000, a decrease in accrued expenses and other liabilities of approximately $103,000 and a decrease in deferred revenue of approximately $98,000.

Net cash used in investing activities amounted to approximately $94,000 and $468,000 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The decrease in cash used of approximately $374,000 is largely due to decreased capital outlays for computer-related equipment incurred during the nine-month period ended September 30, 2000.

Net cash provided/(used) in financing activities amounted to approximately $36,000 and ($1,014,000) for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The decrease in cash used of approximately $1,050,000 is largely due to suspended loan payments to a stockholder/customer of approximately $695,000 and decreased principal payments related to the Master Lease Agreement with IBM of approximately $319,000, offset by proceeds from issuance of common stock of approximately $36,000.

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


Capital Resources:

Pursuant to a promissory note dated April 1, 1997 in the original principal amount of $1,862,823, assigned to Horizon BCBSNJ, the Company owes $693,000 to Horizon BCBSNJ as of September 30, 2000. In addition, the Company is obligated to pay $839,000 to Horizon Healthcare of New Jersey, Inc. ("Horizon") pursuant to in connection with the settlement in August 2000 of a lawsuit between Horizon and Allied Specialty Care Services, Inc. ("Allied"), in which the Company was impleaded by Allied as a third-party defendant. A copy of the settlement agreement is filed as Exhibit 10.1 to this 10-QSB. The Company is currently participating in discussions with Horizon BCBSNJ to convert these outstanding balances from debt to equity.

The Company had a credit facility with a bank that provided for a $1,500,000 working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility. In September of 1998, the bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit was issued under the Company's credit facility. As of September 30, 2000 the $250,000 irrevocable letter of credit is secured by a certificate of deposit in the amount of $250,000.

                               CAREADVANTAGE, INC.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2000, the Company's investments are not significantly impacted by change in market interest rates. The Company does not believe that changes in interest rates will have a material impact on future earnings or cash flows during the next twelve months.



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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended September 30, 2000.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

     (10.1) Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc.

     (10.2) Employment Agreement between the Company and R. Christopher Minor, dated April 17, 2000.

     (27) Financial Data Schedule

                               CAREADVANTAGE, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc.



November 10, 2000               /s/ David G. Noone

                                --------------------------

                                David G. Noone

                                Chief Executive Officer



November 10, 2000               /s/ R. Christopher Minor

                                ----------------------------

                                R. Christopher Minor

                                Chief Financial Officer