Form 10KSB
period 2000-12-31
CAREADVANTAGE INC
filed 2001-03-30
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes_X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $18,237,000


The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $869,869.

The number of shares of common stock outstanding as of February 28, 2001 was 83,534,000.

              Transitional Small Business Disclosure Format Yes___ No_X_

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

Item 1. Description of Business
------- -----------------------

Introduction and Background

         CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The management services include care management program enhancement services, executive and clinical management services, and training programs; the healthcare cost containment services include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's management services have been provided to integrated health care delivery systems; the Company's health care cost containment services have been principally provided to several of the statewide Blue Cross/Blue Shield health service organizations in the Northeastern United States.

         CAI was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc. ("PMDX"), a publicly traded New York corporation. During the Company's fiscal year ended October 31, 1994, the Company recruited most of the members of its former management team and began to put in place the infrastructure necessary to execute its growth and acquisition strategies. No revenues were realized from the Company's inception through October 31, 1994, as its principal operating activities were those of a development stage company. Effective November 1, 1994, the beginning of its 1995 fiscal year, the Company commenced principal operations and began realizing revenues from certain interim and long-term service agreements. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., ("AHS"), from PMDX. On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date.

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

         On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of 3,903,201 shares of the Company's common stock, par value $.001 per share ("Common Stock") at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock as discussed below) for an aggregate of $1,000,000 and the issuance of an 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 (the "CW Note"). By its terms, CW Ventures was required to exchange the CW Note on June 30, 1998 for shares of the Company's Common Stock absent any events of default, as defined in the CW Note. The CW Note, which was collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996. Accordingly, the 3,903,201 shares issued to CW Ventures, together with the shares issuable upon the exchange of the CW Note, would comprise 35% of the outstanding shares of the Company's Common Stock on a fully diluted basis as of February 22, 1996 (such percentage was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CW Warrants") to purchase 166,667 shares of the Company's Common Stock at an exercise price equal to $0.96 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock).

         Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and Horizon BCBSNJ (as amended from time to time, the "Services Agreement") whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 by CAHS in favor of EHC, which was subsequently assigned to Horizon BCBSNJ (the "Horizon BCBSNJ Note"). The Horizon BCBSNJ Note was collateralized by substantially all of the assets of the Company and its subsidiaries. The Horizon BCBSNJ Note was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the Horizon BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement (see Note C [1] in the "Notes to the Financial Statements").

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

         As of November 1, 2000, the Company and its subsidiaries were indebted to Horizon BCBSNJ and one of its subsidiaries in the aggregate amount of $1,577,740. The debt owed to Horizon BCBSNJ is pursuant to a promissory note of the Company in the face amount of $1,862,823 having an unpaid principal balance of $692,571 and accrued and unpaid interest of $40,139 as of that date (the "Promissory Note"). The obligation to the Horizon subsidiary in the amount of $839,000 plus accrued and unpaid interest of $6,030 as of November 1, 2000 arises from the settlement described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 among the Company, Allied Specialty Care Services, Inc. and the Horizon subsidiary (see Settlement Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter ending September 30, 2000). The Company, Horizon BCBSNJ and the Horizon subsidiary have entered into a Satisfaction of Debt Agreement whereby the Company has agreed to issue shares of its Common Stock in full payment and satisfaction of both the Promissory Note and the settlement. The number of shares to be issued will be equal to the sum of (A) the amount of the obligation divided by the greater of (i) the average mean between the closing bid and asked price per share of Common Stock for the 20 trading days ending of the fifth business day preceding the closing of the settlement, or (ii) twelve cents ($.12), plus (B) that number of additional shares of Common Stock equal to 20% of the number of shares specified in clause
(A). Closing is subject to certain conditions, including approval by the New

Jersey Departments of Banking and Insurance and Health and Senior Services.

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

Services and Products

         The Company offers management and health care cost containment services to the health insurance industry and health service organizations in order to assure that members receive appropriate health and medical care. The services include focused utilization management services, physician review services, specialty case management services, care management program enhancement services, executive and clinical management services, and training programs.

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

         Physician Review Services

         Rapidly changing state legislation and evolving URAC and NCQA standards are driving the need for health plans to seek external, objective clinical review services to support their internal medical review process. The Company offers a panel of board certified physicians representing 48 specialties in traditional and alternative healthcare. The Company provides physician review services to HMOs, PPOs and indemnity plans.

         Specialty Case Management

         Specialty case management services apply fundamental principles of case management to identify those members in need of coordination of care, with potential for improving the clinical outcomes, and with the opportunity to optimize their health insurance benefit while avoiding unnecessary costs. The Company's proprietary method, RightPath(TM), enables its case managers to systematically select those members most in need, to apply standard, validated approaches to members with common clinical conditions, and to measure outcomes.

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

         Care Management Program Enhancement Services

         The Company offers an experienced, multi-disciplinary team of care management professionals that assess care management operations, systems, resources, integration and outcomes. The team identifies opportunities and provides specific and prioritized recommendations to improve the efficiency, effectiveness and results of the program. In addition, the team provides an experienced, on-site implementation team to facilitate the recommended enhancements.

         Executive and Clinical Management Services

         The Company offers experienced health care executives for strategic planning, guiding organization transitions, and designing and leading re-engineering initiatives. In addition, the Company offers experienced physician executives for care management program leadership, internal physician review services, and mentoring of inexperienced health plan medical directors.

         Training Programs

         The Company offers an extensive care management training curriculum focused on increasing productivity, improving program outcomes, enhancing quality customer service, and promoting quality patient outcomes.


Operations

         The Company utilizes a multi-disciplinary team approach to ensure effective management and health care cost containment services. The Company, through its employees and subcontracting physician advisors, reviews, evaluates and monitors the medical necessity and appropriateness of the medical services prescribed for members in its clients' health plans. Generally, the pre-admission review process for elective and non-elective admission is initiated telephonically by the member or provider. During this phase, clinical review staffs evaluate the need for, and/or initiate when appropriate, pre-certification, second surgical opinion, insurance verification, pre-admission testing, pre-operative education, pre-operative anesthesia evaluation, and continuing care planning. Additionally, pre-admission review determines if the service requested is medically necessary by utilizing review criteria, appropriate alternatives for providing service, length of stay and the need for case management intervention.

         The Company currently maintains a contracted network of more than 95 independent, multi-specialty physician advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also uses its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for outpatient care.

         For its services, the Company is compensated either (i) on a fixed-fee per subscriber basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; (iii) on the basis of a combination of both fixed fee per subscriber and performance-based fees; and (iv) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

         (a) Revenue under the fixed-fee and fee-for-service arrangements is recognized as the services are provided and the related costs of services are incurred.

         (b) Revenue under the partial fixed-fee/incentive agreements is initially recognized for the monthly fixed-fee component only as services are provided and related costs of services are incurred. Incentives based upon performance are recorded when such amounts can reasonably be determined.

Customers and Marketing

         The Company currently provides its services to five Blue Cross Blue Shield ("BCBS") organizations in the Northeastern United States and to two integrated health care delivery systems pursuant to one or a combination of the compensation arrangements described above. Also, the Company is dependent on at least two of such customers including Horizon BCBSNJ, a more than 45% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of either of these two customers would have a material adverse impact on the Company's cash flows and results of operations. The Company had a written service agreement with Horizon BCBSNJ that expired on June 30, 2000. The Company has been continuing to provide services to Horizon pursuant to an oral agreement, pending negotiation of a definitive written contract renewal. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ intends to continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2002. In 2000, Horizon BCBSNJ accounted for approximately 75% of the Company's revenue, of which 65% was attributable to Horizon's indemnity business.

         The Company markets its services to group health insurance companies and health service organizations throughout the United States.

         Typically, the Company will enter into an agreement with a client pursuant to which the Company provides its services. The Company's services for a group health insurance company generally cover all insureds under an indemnity or PPO insurance plan and/or members of a health maintenance organization plan affiliated with the insurer. When the Company contracts to provide its services to an insurer, the insurer's account executives ordinarily plan to offer the Company's services to its group policyholders and those groups covered under administrative-services-only arrangements.

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

Employees

         At December 31, 2000, the Company employed a total of 157 full-time employees. Of this total, 119 employees are engaged in servicing its clients. The 38 remaining employees include executives, administrative support, finance, marketing, training and education, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

Item 2.  Description of Property
-------  -----------------------

         The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company has executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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


Item 3.  Legal Proceedings
-------  -----------------

         Robert T. Caruso v. John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, et al., which was filed in Superior Court of New Jersey on August 12, 1998. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them in this case. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The plaintiff seeks treble damages from defendants, including the Company, for an unspecified amount and claims actual damages in the approximate amount of $1.8-2.0 million. The Company received notice from two of its insurance carriers denying coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. On February 16, 2001, the court dismissed this action with prejudice with respect to defendant Achillare; this matter has been scheduled for trial on April 30, 2001 with respect to the remaining defendants. The Company believes that plaintiff's claims are without merit and plans to vigorously contest them at trial.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         During the last quarter of calendar year ended December 31, 2000, a majority of the holders of the Company's Common Stock approved an amendment to the Company's Certificate of Incorporation (the "Charter Amendment") and an amendment to the Company's Amended and Restated Stock Option Plan (the "Plan Amendment"). The Charter Amendment increased the authorized Common Stock of the Company from 103,600,000 shares to 200,000,000 shares, and the Plan Amendment increased the number of shares authorized under the Amended and Restated Stock Option Plan (the "Plan") from 18,648,000 shares to 22,648,000 shares, and beginning January 1, 2002, will increase the number of shares authorized for issuance under the Plan pursuant to non-qualified options by three percent (3%) annually.

                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

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

                                           2000                    1999
                                           ----                    -----
              Quarter Ended            High      Low           High        Low
              -------------            ----      ---           ----        ---
              March 31,                $.48      $.16          $.25       $.03
              June 30,                 $.38      $.16          $.45       $.14
              September 30,            $.21      $.11          $.45       $.27
              December 31,             $.20      $.07          $.31       $.13

(b) Holders: As of March 13, 2001 there were approximately 4,027 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

(c) Dividends: During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs.


Item 6.  Management's   Discussion   and  Analysis  of Financial  Condition  and
-------  Results of Operations
         -----------------------------------------------------------------------

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

Company Risk

        We have had a history of losses. Although our Company was profitable for the calendar year 2000, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2000, we had working capital of approximately $1,382,000, stockholders equity of approximately $2,783,000, and an accumulated deficit of approximately $19,538,000.

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

        Two stockholders own over 90% of the outstanding shares of our common stock. Our two largest stockholders, Horizon BCBSNJ and CW Ventures, beneficially own more than 90% of the outstanding shares of our common stock. An agreement between our largest stockholders and us states that Horizon BCBSNJ and CW Ventures have agreed to vote their shares in us with respect to the election of our board of directors for:

          o    two designees of CW Ventures;

          o    two designees of Horizon BCBSNJ;

          o one member of our management acceptable to CW Ventures and Horizon BCBSNJ; and

          o one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJ.

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

        Because our common stock is traded in the over-the-counter market in "pink sheets" or the "OTC Bulletin Board" our stock is illiquid. Our common stock is traded in the over-the-counter market in so-called "pink sheets" or, if available, the "OTC Bulletin Board." The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock. Because our common stock is subject to federal securities rules affecting penny stock, the market liquidity for our common stock is adversely affected. There is a limited public float in our common stock as the result of the ownership of 91.65% of the common stock by two stockholders.

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


Results of Operations--12 Months Ended December 31, 2000 Compared to 12 Months Ended December 31, 1999

Revenues:

         Total revenues for the years ended December 31, 2000 and December 31, 1999 were approximately $18,237,000 and $16,410,000, respectively. The increase in revenues of approximately $1,827,000 was primarily attributable to: (i) increased revenue of approximately $471,000 due to increased membership on a major account, (ii) increased revenue due to realization of performance revenue of approximately $204,000, (iii) increased revenue of approximately $1,308,000 due to new contracts, and (iv) offset by decreased revenue of approximately $156,000 due to decreased membership from the Company's other customers.

         Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management has worked closely with its customers to secure more timely and accurate data to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of the contract a fixed fee basis. Management believes its estimated performance-based revenues contained in reported revenues for the twelve months ended December 31, 2000 are accurate based upon the data available to management. However, information received by the Company after the filing of this Form 10-KSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Cost of services:

         Cost of services for the years ended December 31, 2000 and December 31, 1999 were approximately $9,164,000 and $8,955,000, respectively. The increase in the cost of services of approximately $209,000 is largely due to increases in personnel costs of approximately $286,000, travel costs of approximately $79,000, professional and consulting costs of approximately $103,000 and other costs of approximately $3,000, primarily offset by decreases in depreciation and amortization costs of approximately $262,000.

Operating Expenses

Selling, general and administrative:

         Selling, general and administrative costs for the years ended December 31, 2000 and December 31, 1999 were $7,994,000 compared to $7,931,000, respectively. The increase in selling, general and administrative costs of approximately $63,000 is largely due to increases in personnel costs of approximately $71,000, professional and consulting costs of approximately $93,000, and other general and administrative costs of approximately $243,000, offset by a decrease of approximately $344,000 due to a write-off of software development costs in 1999.

Depreciation and amortization:

         Depreciation and amortization for the years ended December 31, 2000 and December 31, 1999 aggregated $893,000, of which $173,000 is included in cost of services, compared to $1,277,000 for the year ended December 31, 1999, of which $435,000 is included in cost of services. Depreciation and amortization for the year ended December 31, 2000 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ, in connection with the acquisition of CHCM of approximately $122,000 (See "Notes to Financial Statements - Introduction and Background"), amortization of approximately $241,000 relating to other intangible assets and depreciation of property and equipment of approximately $530,000.

Interest income/expense:

         Interest income for the year ended December 31, 2000 was $96,000 and $104,000, respectively. Interest expense during the fiscal year ended December 31, 2000 was $43,000 compared with interest expense of $61,000 for the year ended December 31, 1999. The decrease in net interest expense of approximately $18,000 is largely due to decreased interest costs under the IBM master lease agreement of approximately $12,000, and decreased interest costs under the Horizon BCBSNJ Note of approximately $6,000.

Financial Condition

Liquidity and capital resources:

         At December 31, 2000, the Company had cash of $1,479,000 and working capital of approximately $1,382,000. At December 31, 1999, the Company's cash balance was $1,615,000 and working capital was approximately $264,000. The increase in working capital of approximately $1,118,000 is largely due to increased operating income for the twelve months ended December 31, 2000.

         Net cash provided from operating activities amounted to approximately $123,000 and $244,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This decrease in cash is largely due to the a decrease in accounts payable of approximately $124,000, a decrease in accrued expenses and other liabilities of approximately $91,000, a decrease in deferred revenue of approximately $160,000, an increase in other current assets of approximately $64,000, offset by increases in cash due to increases in non-cash charges of approximately $1,020,000, an increase in customer receivable of approximately $998,000 and $412,000 in net profit.

         Net cash used by investing activities amounted to approximately $53,000 and $775,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This decrease in cash used of approximately $722,000 is due to decreased capital expenditures during the current calendar year.

         Net  cash  used  by  financing  activities  amounted  to  approximately
$206,000 and $1,208,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This decrease in cash used of approximately $1,002,000 is primarily due to suspended loan payments related to a stockholder/customer of approximately $889,000 and decreased principal payments related to the Master Lease Agreement with IBM of approximately $319,000, proceeds from issuance of common stock of approximately $50,000, offset by transfer of restricted cash of approximately $256,000.

         While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for calendar year ending December 31, 2000.

         Pursuant to a promissory note dated April 1, 1997 in the original principal amount of $1,862,823, assigned to Horizon BCBSNJ, the Company owes $693,000 to Horizon BCBSNJ as of December 31, 2000. The promissory note bears interest at the five-year U.S, Treasury yield, adjusted quarterly. The Company has an agreement with Horizon BCBSNJ to suspend payments and convert principal and accrued interest as of November 1, 2000 to common stock.

         On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement". Under the terms of the agreement, the Company will pay and satisfy amounts outstanding to Horizon BCBSNJ of approximately $1,600,000 by issuance of its common stock. The amount of $1,600,000 consists of the promissory note dated April 1, 1997, with a balance at December 31, 2000 of $693,000, the amount due to customer of $839,000, and accrued interest.

         The transaction is subject to approval from the New Jersey Departments of Banking and Insurance and is expected to close by the end of the second quarter 2001.

         The Company had a credit facility with a bank that provided for a $1,500,000 working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility.


Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.


Item 8. Changes in and Disagreements with Accountants On Accounting and ------- Financial Disclosure
         -----------------------------------------------------------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
-------  ------------------------------------------------------------

The Company's directors, executive officers and control persons as of December 31, 2000 are as follows:

  Name                      Age  Positions with the Company
  ----                      ---  --------------------------
  William J. Marino (1)     57   Chairman of the Board of Director
  Robert J. Pures (2)       55   Director
  Barry Weinberg (1)        62   Director
  David McDonnell (1) (2)   58   Director
  Walter Channing, Jr. (2)  60   Director
  David G. Noone (3)        47   Director and Chief Executive Officer
  Dennis J. Mouras (3)      44   President and Chief Operating Officer
  R. Christopher Minor      46   Senior Vice President & Chief Financial Officer
------------------------------------------------------------------------

(1)  Member of Compensation Committee

(2)  Member of Audit Committee

(3) As of February 15, 2001, Mr. Noone resigned as Chief Executive Officer and Mr. Mouras was appointed to that office. Also, as of that date, the Board of Directors was expanded to seven members and Mr. Mouras was appointed as Director.

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

         The following sets forth certain information with respect to each Director and Executive Officer of the Company:

         William J. Marino has been a director of the Company since February 1996 and a director of Contemporary HealthCare Management System, Inc. since December 1993. He has been President, Chief Executive Officer and a director of Horizon BCBSNJ since January 1994, and Senior Vice President of Horizon BCBSNJ from January 1992 through December 1993. Mr. Marino also currently serves as a director and member of the compensation committee of Team Staff, Inc.

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

         David Noone has been a director of the Company and CEO since January 1999. Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia and from December 1993 to February 1995, as President and Chief Executive Officer of Value Health Insurance Services Group, another Value Health, Inc. subsidiary, where he was responsible for development of a diversified managed health care company serving the property casualty, group health and auto liability sectors. Prior to that time, Mr. Noone served as President and Chief Operating Officer of Preferred Health Care Ltd. from 1992 to 1993 and in a variety of capacities with that company from 1987 to 1992. Effective February 15, 2001, Mr. Noone resigned his position as Chief Executive Officer of the Company.

         Dennis Mouras has served as the Chief Executive Officer of the Company since February 15, 2001. He has served as President and Chief Operating Officer of the Company since October 30, 2000, He served as the Executive Vice President of Marketing and Sales of the Company from April 1999 to October 30, 2000. Prior to that, Mr. Mouras served as President of Intracorp, Inc. from January 1997 to January 1999, and as President and General Manager of CIGNA Healthcare of Colorado from October 1994 to January 1997.

         R. Christopher Minor has served as Senior Vice President and Chief Financial Officer since April 2000. Prior to that, Mr. Minor served as Senior Vice President & Treasurer of Hermitage Insurance Company from December 1997 to March 2000, and as Vice President and Chief Financial Officer of One Call Medical, Inc. from August 1996 to December 1997. Prior to that, Mr. Minor served as Vice President and Chief Financial Officer of Value Behavioral Health from January 1994 to March 1996.


Compliance with Section 16(a) of the Securities Exchange Act of 1934:

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 2000 its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that Mr. Noone inadvertently failed to report in a timely manner his exercise of two options. These two transactions were reported late on a Form 4.

Item 10.   Executive Compensation
--------   ----------------------

                             EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three fiscal calendar years ended December 31, 2000, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------

                                                          Annual Compensation                     Long Term
                                                                                                 Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                 Year Ended                                                        Securities
     Name and Principal          December 31,    Salary         Bonus       Other Annual           Underlying        All Other
          Position                                                          Compensation(2)     Options/SARSs(#)     Compensation
-----------------------------------------------------------------------------------------------------------------------------------
David G. Noone (5)                  2000        $300,000         $-0-           $-0-                 -0-              $5,100 (1)
Chief Executive Officer             1999        $295,385         $-0-           $-0-              3,600,000           $4,800 (1)
                                    1998          $-0-           $-0-           $-0-                 -0-                 $-0-
-----------------------------------------------------------------------------------------------------------------------------------
Richard W. Freeman, M.D. (3)        2000        $275,009         $-0-          $18,051               -0-              $5,100 (1)
President &                         1999        $275,009        $55,723         $-0-              2,541,000           $4,800 (1)
Chief Operating Officer             1998        $270,162         $-0-           $-0-                 -0-              $4,917 (1)
-----------------------------------------------------------------------------------------------------------------------------------
Dennis J. Mouras (5)                2000        $229,615         $-0-          $64,728            2,500,000           $5,100 (1)
President &                         1999        $155,769         $-0-          $41,538             500,000               $-0-
Chief Operating Officer             1998          $-0-           $-0-           $-0-                 -0-                 $-0-
-----------------------------------------------------------------------------------------------------------------------------------
R. Christopher Minor                2000        $145,385         $-0-           $-0-               700,000               $-0-
Senior Vice President               1999          $-0-           $-0-           $-0-                 -0-                 $-0-
& Chief Financial Offer             1998          $-0-           $-0-           $-0-                 -0-                 $-0-
-----------------------------------------------------------------------------------------------------------------------------------
David DeBoskey(4)                   2000        $108,231         $-0-           8,405                -0-                 $935
Senior Vice President               1999        $107,269         $-0-           $-0-               610,000            $2,718 (1)
Finance & Accounting                1998        $ 87,654        $25,000         $-0-                 -0-              $2,608 (1)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------

(1)  Represents Company matching contributions to a 401(k) profit sharing/savings plan.
(2)  Other  Annual  Compensation  includes  taxable  fringe  benefits and unused accrued vacation days, and, in the case of Mr. Mouras,  advance commissions that were paid.
(3)  Mr. Freeman resigned his employment with the Company effective October 2, 2000.
(4)  Mr. DeBoskey resigned his employment with the Company effective March 23, 2000.
(5)  As of February 15, 2001,  Mr. Noone  resigned as Chief  Executive  Officer and Mr. Mouras was  appointed to that office.
     Also, as of that date, the Board of Directors was expanded to seven members and Mr. Mouras was appointed as Director.


Compensation Plans

Stock Option Plan:

      The Board of Directors initially adopted the Stock Option Plan ("Plan") on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the Board of Directors approved amendments to the Plan to update the Plan and to increase the number of shares and certain other benefits available under the Plan. The stockholders approved the amendments to the Plan on July 7, 1999. Additionally, effective November 30, 2000, the Board of Directors and a majority of the stockholders acting by written consent, approved amendments to the Plan to increase the number of shares available under the Plan.

    The Plan is administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee are eligible to receive options under the Plan.

    Under the Plan, as amended, the Company has reserved an aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. Pursuant to the terms of the Plan, the Committee will select the persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option;
(iii) the time or times when the option becomes exercisable; (iv) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); (v) the duration of the option, which cannot exceed ten (10) years; and (vi) the terms and provisions of option agreements, which may differ among recipients, and which, unless the Committee otherwise determines, shall be substantially in the forms attached as exhibits to the Plan. Incentive stock options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. The Committee may issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

    All  options  granted  under  the Plan are  exercisable  during  the  option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. Unless the Committee otherwise provides, in the event an option grantee's employment is terminated other than by death or disability, such person shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. Unless the Committee otherwise provides, in the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date. An optionee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

    The Plan contains anti-dilution provisions which provide that, in the event of any change in the Company's outstanding capital stock by reason of a stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Committee or the Board shall proportionately adjust the number of shares covered by each option granted and the exercise price per share. The Committee's or Board's determinations in these matters shall be conclusive.

    The Board of Directors has the authority to terminate the Plan as well as to make changes in and additions to such plans. The Plan will terminate on June 6, 2006, unless previously terminated by the Board. However, unless approved by the stockholders of the Company, the Board may not change the aggregate number of shares subject to the Plan, materially modify the requirements of eligibility to such Plan or materially increase the benefits accruing to participants under such Plan.


                        Option Grants in Last Fiscal Year

      ------------------------------------------------------------------------------------------
                                   Number of     % of Total
                                   Securities      Options
                                   Underlying    Granted to
                 Name               Options     Employees in   Exercise Price
                                  Granted (#)    Fiscal Year      per Share     Expiration Date
      ------------------------------------------------------------------------------------------
      Dennis J. Mouras             2,500,000         53%            $0.11       October 25, 2010
      ------------------------------------------------------------------------------------------
      R. Christopher Minor           500,000         11%            $0.40       April 3, 2010
                                     200,000          4%            $0.11       October 25, 2010
      ------------------------------------------------------------------------------------------

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


                                                      Number of                            Value of
                                                  Shares Underlying                Unexercised In-the-Money
                 Name                          Unexercised Options at                     Options at
                 ----                            December 31, 2000                   December 31, 2000
                                              Exercisable/Unexercisable          Exercisable/Unexercisable(1)
                                              -------------------------          ----------------------------

David G. Noone                                     750,000/1,800,000                   $ 67,500/$162,000
Richard W. Freeman, M.D.                         1,578,334/0                           $142,050/$0
Dennis Mouras                                      273,609/2,726,391                    $24,625/$245,375
R. Christopher Minor                                     0/700,000                           $0/$63,000

----------------------------------------------------------

(1) Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company's Common Stock of $0.09 on December 31, 2000.

Employment Agreements and Board Appointments

        Noone Employment Agreement

         Effective as of January 8, 1999 the Company entered into an Employment Agreement and Confidentiality, Invention and Non-Compete Agreement of even date therewith with David Noone, its current Chief Executive Officer (collectively, the "Noone Agreements"). The Noone Agreements provide for a one-year term commencing January 8, 1999, with annual compensation of $300,000 per annum. The Company will pay Mr. Noone a severance payment equal to six-month's salary if he is terminated upon a "change of control" (as defined below). In addition, Mr. Noone is subject to a non-compete restriction during the term of employment plus two years thereafter. The Noone Agreements further provide for the issuance of stock options as of the commencement date providing Mr. Noone with an option to purchase Common Stock in an amount equal to four (4%) of the Company's capitalization on such date, upon the terms and conditions set forth therein. These options are subject to accelerated vesting if: (a) the Company's Common Stock reaches certain target levels or (b) if either of the Company's two largest shareholders, Horizon BCBSNJ and CW Ventures sells or transfers its shares of Common Stock to a non-affiliated party ("Change of Control") for a price at least 300% higher than the average sales price of the Company's Common Stock, during the thirty (30) days prior to his employment with the Company, as reported by Bloomberg Business Services. For this purpose, Horizon BCBSNJ and CW Ventures shall not be considered affiliated with each other.

         Pursuant to unanimous written consents of each of the Compensation Committee of the Board of Directors and the Board of Directors of the Company, dated January 8, 1999, David Noone was appointed a "management director" of the Board of Directors effective as of January 8, 1999, filling a vacancy on the Board.

         Mr. Noone's employment agreement was renewed for a one-year term on the same terms and conditions, except the Agreement was amended to increase from six months to one year the amount of compensation that Mr. Noone would receive in the event that his employment was terminated after a Change in Control of the Company. As of February 15, 2001, Mr. Noone resigned as Chief Executive Officer of the Company.

         Freeman Employment Agreement

         The Company entered into an Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard Freeman, M.D., the former President and Chief Operating Officer of the Company and CAHS (the "Freeman Employment Agreement"). The term of the Freeman Employment Agreement commenced on October 30, 1998 and continued for a two-year period, with an additional one-year renewal. Dr. Freeman was entitled to an annual salary of $275,000, plus other benefits set forth therein. The Freeman Employment Agreement provides for a cash bonus in the amount of $95,000 in the event of a "Change in Control of the Company" (as defined therein). The Freeman Employment Agreement also contains a non-compete restriction during the term of Dr. Freeman's employment plus two years thereafter. Dr. Freeman resigned his employment with the Company as of October 2, 2000.

         Mouras Employment Agreement

         As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the "Mouras Employment Agreement"), the current President and Chief Operating Officer. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company's Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options pursuant to the Company's Stock Option Plan for 2,500,000 shares, and (c) other benefits set forth therein. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras' employment.

         Minor Employment Agreement

         Effective as of April 17, 2000, the Company entered into an Employment Agreement with R. Christopher Minor, its current Senior Vice President and Chief Financial Officer (the "Minor Agreement"). The term of the Minor Agreement commenced April 19, 2000, and continues for a one-year term, after which it renews automatically for successive one-year terms unless otherwise terminated in accordance with its terms. Under the Minor Agreement, Mr. Minor is entitled to (a) an annual salary of $210,000, (b) an incentive stock option to purchase 500,000 shares of the Company's Common Stock, and (c) other benefits set forth therein. Mr. Minor is subject to a non-compete restriction during the term of his employment and for a period of one year thereafter.


Compensation of Directors

Generally

         No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested Directors who are neither officers nor associated with stockholders. Disinterested Directors are paid $1,000 for each meeting of the Board they attend and are eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 2000, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company's Common Stock. The option may be exercised at $.08 per share, and becomes exercisable as follows:
(a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000; and (c) the remaining 133,334 of such shares become exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26th day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

Directors Stock Option Plan


         The Company adopted the Director Stock Option Plan (the "Director Plan") on June 6, 1996, and amended it on July 24, 1996. Effective January 26, 1999, the Board of Directors approved amendments to the Director Plan to update the plan and to increase the number of shares and certain other benefits available under the Director Plan. The stockholders approved the amendments to the Director Plan on July 7, 1999.

         Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors (other than directors appointed by CW Ventures or Horizon BCBSNJ) and will determine: (i) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price, and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of Common Stock (equal to 2,072,000 shares of Common Stock) is reserved for issuance.

         All options granted under the Director Plan are exercisable during the option grantee's lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee's directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. In the event of termination of an option grantee's directorship due to death, such person's legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option's expiration date.

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

         The Board of Directors has the authority to terminate the Director Plan with respect to any shares of Common Stock not at the time subject to an option as well as to make changes in and additions to such plans. The plan will terminate on June 6, 2006, unless previously terminated by the Board. However, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the Director Plan, materially change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table sets forth as of March 1, 2001 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and Directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     Beneficial Ownership of Common Stock by
                       Certain Stockholders and Management

                                       Number of Shares
    Name of Beneficial Owner       Beneficially Owned(1) Percent of Ownership(2)

Principal Holders:
    Horizon Blue Cross and Blue Shield of
       New Jersey (3)(4)(5)              37,617,420              45.03%
    CW Ventures II, L.P.(5)(6)           37,617,420              45.03%

Management:
    William J. Marino (3)                       334                  *
    Robert J. Pures (3)                           0                  *
    Walter Channing, Jr. (5)(6)(7)       37,617,420              45.03%
    Charles Hartman (5)(6)(7)            37,617,420              45.03%
    Barry Weinberg (5)(6)(7)             37,617,420              45.03%
    David J. McDonnell (9)(10)              249,992                  *
    David Noone (9)(10)                   1,900,000               2.25%
    Dennis Mouras (9)(10)                   312,497                  *
    R. Christopher Minor (9)(10)                  0                  *

    All Directors and executive officers as
    a Group (8 persons) (7)(10)          40,079,909              47.18%
--------------------------
    * Less than 1%

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

(3) The business address of Horizon Blue Cross and Blue Shield of New Jersey, Mr. Marino, Chairman of the Board of Directors of the Company, and Mr. Pures, Directors of the Company, is 3 Penn Plaza East, Newark, New Jersey 07105.

(4) In the event that the Services Agreement between the Company and Horizon BCBSNJ is terminated by Horizon BCBSNJ, CW Ventures will have the right to purchase Horizon BCBSNJ's shares in accordance with the terms of the Stockholders Agreement between Horizon BCBSNJ and CW Ventures.

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

(6) The business address of Messrs. Channing and Weinberg, Directors of the Company, and Mr. Hartman is 1041 Third Avenue, New York, New York 10021.

(7) Includes 37,617,420 shares directly owned by CW Ventures. Messrs. Channing, Hartman and Weinberg are the general partners of CW Partners, and as such may be deemed to beneficially own such shares and to have shared voting and disposition power over such shares. Messrs. Channing, Hartman and Weinberg disclaim beneficial ownership of such shares except to the extent of their respective direct and indirect partnership interests in CW Ventures.

(8) The business address of Mr. McDonnell, a Director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(9) The business address of Messrs. Mouras, Minor and Noone is 485-C Route 1 South, Iselin, New Jersey 08830.

(10) 249,992 of Mr. McDonnell's shares of Common Stock, 850,000 of Mr. Noone's shares of Common Stock, 312,497 of Mr. Mouras' shares of Common Stock and 1,412,489 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on March 1, 2001 or that will be exercisable within 60 days of such date.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the Horizon BCBSNJ Note, see "Description of Business
- Introduction and Background." As of December 31, 2000, Horizon BCBSNJ is the beneficial owner of 37,617,420 shares of Common Stock, constituting 45.03% of the outstanding Common Stock at December 31, 2000. Effective June 13, 1997 the Services Agreement with Horizon BCBSNJ was amended and restated, which amendment was attached as Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1997 and is incorporated by reference herein. The First Amendment and Restatement of the Services Agreement requires, among other things, Horizon BCBSNJ to pay a monthly "interim payment" based on current enrollment data which is adjusted every April and October. Although this agreement has expired by its terms, the Company is continuing to provide services to Horizon BCBSNJ pursuant to an informal agreement. Currently, the Company is receiving approximately $1,100,000 per month as a result of this agreement. In addition, two (2) of Horizon BCBSNJ officers are directors of the Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ; and William Marino, a director of the Company and CHCM, is also a director, President and Chief Executive Officer of Horizon BCBSNJ.

         As of November 1, 2000, the Company and its subsidiaries were indebted to Horizon BCBSNJ and one of its subsidiaries in the aggregate amount of $1,577,740. The debt owed to Horizon BCBSNJ is pursuant to a promissory note of the Company in the face amount of $1,862,823 having an unpaid principal balance of $692,571 and accrued and unpaid interest of $40,139 as of that date (the

"Promissory Note"). The obligation to the Horizon subsidiary in the amount of $839,000 plus accrued and unpaid interest of $6,030 as of November 1, 2000 arises from the settlement described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 among the Company, Allied Specialty Care Services, Inc. and the Horizon subsidiary (see Settlement Agreement filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ending September 30, 2000). The Company, Horizon BCBSNJ and the Horizon subsidiary have entered into a Satisfaction of Debt Agreement whereby the Company has agreed to issue shares of its Common Stock in full payment and satisfaction of both the Promissory Note and the settlement (see Satisfaction of Debt Agreement filed as Exhibit 10.1 to the Company's Form 8-K filed on December 13, 2000). The number of shares to be issued will be equal to the sum of (A) the amount of the obligation divided by the greater of (i) the average mean between the closing bid and asked price per share of Common Stock for the 20 trading days ending of the fifth business day preceding the closing of the settlement, or (ii) twelve cents ($.12), plus (B) that number of additional shares of Common Stock equal to 20% of the number of shares specified in clause (A). Closing is subject to certain conditions, including approval by the New Jersey Departments of Banking and Insurance and Health and Senior Services.

         The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Introduction and Background." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Introduction and Background." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 31, 2000, CW Ventures is the beneficial owner of 37,784,087 shares of Common Stock, constituting 45.55% of the outstanding Common Stock, assuming the exercise of the CW Warrants only. In February 2001, the CW Warrants expired unexercised. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company, CAHS and CHCM and is also a General Partner of CW Partners; Walter Channing, Jr. is a director of the Company and is also a General Partner of CW Partners.

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

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

(a)      Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc. incorporated by reference to Exhibit 10.22 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

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

10.32 Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.34 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.

10.35 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company, incorporated by reference to Exhibit 10.35 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement"), incorporated by reference to Exhibit 10.36 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit
         10.37 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.40 Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company's Form 10KSB for the year ended December 31, 1999.

10.41 Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42 Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit
         10.2 filed with the Company's Form 10QSB for the quarter ended September 30, 2000.

10.43 Debt Satisfaction Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., and the Company, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

16       Letter  regarding  change in accountants,  incorporated by reference to
         Exhibit 16.1 filed on the Company Form 8-K dated June 6, 1996.

23       Consent of Independent Auditors*
--------------------------------------------
*filed herewith

(b)      Reports on Form 8-K

         On December 13, 2000, the Company filed a Report on Form 8-K, dated December 5, 2000, under Items 5 and 7 of Form 8-K, announcing that the Company entered into a Debt Satisfaction Agreement to convert approximately $1.58 million in indebtedness owed to Horizon Blue Cross and Blue Shield of New Jersey and Horizon Healthcare of New Jersey, Inc. into the Company's common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CareAdvantage, Inc.
                                       -----------------------------------------
                                       (Registrant)

Date: March 30, 2001              By: /s/ Dennis J. Mouras
      --------------                  ------------------------------------------
                                      Dennis J. Mouras, Chief Executive Officer,
                                      Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 30, 2001              By: /s/ Dennis J. Mouras
      --------------                  ------------------------------------------
                                      Dennis J. Mouras, Chief Executive Officer,
                                      Director
                                      (Principal Executive Officer)

Date: March 30, 2001              By: /s/ R. Christopher Minor
      --------------                  ------------------------------------------
                                      R. Christopher Minor, Senior VP  &  Chief
                                      Financial Officer
                                      (Principal  Financial  and  Accounting
                                      Officer)

Date:
      --------------              By: ------------------------------------------
                                      William J. Marino, Director

Date: March 30, 2001              By: /s/ Robert J. Pures
      --------------                  ------------------------------------------
                                      Robert J. Pures, Director

Date:                             By:
      --------------                  ------------------------------------------
                                      Barry Weinberg, Director

Date: March 30, 2001              By: /s//Walter Channing, Jr.
      --------------                  ------------------------------------------
                                      Walter Channing, Jr., Director

Date:                             By:
      --------------                  ------------------------------------------
                                      David McDonnell, Director

Date: March 30, 2001              By: /s/ David Noone
      --------------                  ------------------------------------------
                                      David Noone, Director

                               CAREADVANTAGE, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                   Page
                                                                       ----
  Independent Auditors' Report                                          F-2

  Consolidated Balance sheets as of December 31, 2000 and 1999          F-3

  Consolidated Statements of operations for the years
  ended December 31, 2000 and 1999                                      F-4

  Consolidated Statements of stockholders' equity for the years
  ended December 31, 2000 and 1999                                      F-5

  Consolidated Statements of cash flows for the years ended
  December 31, 2000 and 1999                                            F-6

  Notes to financial statements                                         F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Richard A. Eisner & Company, LLP


New York, New York
February 22, 2001


                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                                        ------------
                                                                                                    2000             1999
                                                                                                    ----             ----

                                             ASSETS
Current assets:
   Cash                                                                                       $     1,479,000  $     1,615,000
   Restricted cash                                                                                    256,000
   Accounts receivable:
      Stockholder                                                                                   1,228,000        1,135,000
      Other                                                                                         1,078,000          173,000
   Other current assets                                                                               145,000          220,000
                                                                                              ---------------  ---------------

        Total current assets                                                                        4,186,000        3,143,000

Property and equipment, at cost less accumulated depreciation                                         438,000          845,000
Intangible assets net of accumulated amortization                                                     850,000        1,283,000
Other assets                                                                                          113,000          102,000
                                                                                              ---------------  ---------------

                                                                                              $     5,587,000  $     5,373,000
                                                                                              ===============  ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $       190,000  $       313,000
   Due to stockholder                                                                               1,532,000          393,000
   Due to customer                                                                                                     902,000
   Accrued compensation and related benefits                                                          747,000          841,000
   Accrued expenses and other current liabilities                                                     335,000          332,000
   Deferred revenue, stockholder                                                                                        98,000
                                                                                              ---------------  ---------------

        Total current liabilities                                                                   2,804,000        2,879,000

Due to stockholder, less current portion                                                                               300,000
                                                                                              ---------------  ---------------

                                                                                                    2,804,000        3,179,000
                                                                                              ---------------  ---------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
   Common stock - par value $.001 per share, authorized 200,000,000
      shares; issued and outstanding 83,533,752 and 82,189,883 shares                                  83,000           82,000
   Additional capital                                                                              22,238,000       22,062,000
   Accumulated deficit                                                                            (19,538,000)     (19,950,000)
                                                                                              ---------------  ---------------

                                                                                                    2,783,000        2,194,000
                                                                                              ---------------  ---------------


                                                                                              $     5,587,000  $     5,373,000
                                                                                              ===============  ===============


See notes to consolidated financial statements



                      Consolidated Statements of Operations

                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                               2000               1999
                                                                                               ----               ----

Net service revenue                                                                     $    18,237,000     $    16,410,000
Cost of services                                                                              9,164,000           8,955,000
                                                                                        ---------------     ---------------

Gross profit                                                                                  9,073,000           7,455,000
                                                                                        ---------------     ---------------

Operating expenses:
   Selling, general and administrative                                                        7,994,000           7,931,000
   Depreciation and amortization                                                                720,000             842,000
                                                                                        ---------------     ---------------

      Total operating expenses                                                                8,714,000           8,773,000
                                                                                        ---------------     ---------------

Operating income (loss)                                                                         359,000          (1,318,000)
Interest income                                                                                  96,000             104,000
Interest expense                                                                                (43,000)            (61,000)
                                                                                        ---------------     ---------------

                                  Net income (loss)                                     $       412,000     $    (1,275,000)
                                                                                        ===============     ===============

Net income (loss) per share of common
   stock - basic and diluted                                                                   $.00              $(.02)
                                                                                               ====              =====


See notes to consolidated financial statements

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                                             Common Stock
                                                         Number       Par
                                                          of          Value      Additional      Accumulated    Stockholders'
                                                        Shares       Amount        Capital         Deficit          Equity
                                                        ------       ------        -------         -------          ------

Balance as of January 1, 1999                          82,189,883   $ 82,000    $ 22,009,000   $ (18,675,000)   $  3,416,000
Issuance of compensatory stock options                                                53,000                          53,000
Net loss for the year  ended  December 31,                                                        (1,275,000)     (1,275,000)
1999                                                  -----------   --------    ------------   -------------    ------------


Balance as of December 31, 1999                        82,189,883     82,000      22,062,000     (19,950,000)      2,194,000
Stock  option  modification   compensation                                           127,000                         127,000
expense
Exercise of stock options                               1,343,869      1,000          49,000                          50,000

Net    income    for   the   year    ended                                                           412,000         412,000
December 31, 2000                                     -----------  ---------    -----------    -------------    ------------

                                                       83,533,752   $ 83,000    $ 22,238,000   $ (19,538,000)   $  2,783,000
                                                      ===========   ========    ============   =============    ============


See notes to consolidated financial statements


                      Consolidated Statements of Cash Flows

                                                                                                         Year Ended
                                                                                                        December 31
                                                                                              ------------------------------
                                                                                                   2000              1999
                                                                                              ------------     -------------


Cash flows from operating activities:
   Net income (loss)                                                                         $     412,000     $  (1,275,000)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                              893,000         1,277,000
        Write off of software development cost                                                                       344,000
        Compensatory stock options                                                                 127,000            53,000
        Changes in:
           Accounts receivable stockholder                                                         (93,000)          (55,000)
           Accounts receivable other                                                              (905,000)          142,000
           Other current assets                                                                     64,000            80,000
           Accounts payable                                                                       (124,000)          120,000
           Accrued expenses and other current liabilities                                          (91,000)         (269,000)
           Deferred revenue                                                                       (160,000)         (173,000)
                                                                                             -------------     -------------

              Net cash provided by operating activities                                            123,000           244,000
                                                                                             -------------     -------------

                           Cash flows from investing activities:
   Capital expenditures                                                                            (53,000)         (775,000)
                                                                                             -------------     -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                          50,000
   Principal payments under long-term debt                                                                          (319,000)
   Principal payments under note payable, stockholder                                                               (889,000)
   Transfer to restricted cash                                                                    (256,000)
                                                                                             -------------     -------------

              Net cash used in financing activities                                               (206,000)       (1,208,000)
                                                                                             -------------     -------------

                                   Net decrease in cash                                           (136,000)       (1,739,000)
Cash - beginning of year                                                                         1,615,000         3,354,000
                                                                                             -------------     -------------

                                    Cash - end of year                                       $   1,479,000     $   1,615,000
                                                                                             =============     =============

Supplemental disclosures of cash flow information:
   Interest paid                                                                                               $      61,000
   Income taxes paid                                                                         $      42,000     $      56,000


See notes to consolidated financial statements

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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

The Company has a service agreement with Horizon BCBSNJ which expired on June 30, 2000 and accounted for approximately 75% of net revenue for 2000. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2002. The indemnity portion of the business accounts for approximately 90% of the total Horizon BCBSNJ contract revenues on an annual basis.

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

[2]  Revenue recognition:

     For its services, the Company is compensated either (i) on a fixed-fee per subscriber basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; (iii) on the basis of a combination of both fixed fee and performance-based fees; and
     (iv) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

     (a)  Revenue  under  the  fixed-fee   arrangements   and  fee  for  service
          arrangements is recognized as the services are provided and the related costs of services are incurred.

     (b) Revenue under the partial fixed fee/incentive-type agreements is initially recognized for the monthly fixed fee component only as services are provided and related costs of services are incurred.
          Incentives based upon performance are estimated and recorded in the period earned.

[3] Depreciation and amortization:

     Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Depreciation expense amounted to $530,000 and $637,000 for the years ended December 31, 2000 and 1999, respectively.

     Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method (see Note C).

     Depreciation and amortization expense of $173,000 and $435,000 are included in cost of services for December 31, 2000 and 1999, respectively.

[4]  Per share data:

     Basic net income (loss) per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.


                                                                        December 31,
                                                                   -----------------------
                                                                     2000          1999
                                                                   ----------   ----------

          Weighted average common shares outstanding - basic       83,090,000   82,190,000
          Effect of dilutive options                                6,522,000
                                                                   ----------   ----------

          Weighted average common shares outstanding - diluted     89,612,000   82,190,000
                                                                   ==========   ==========

      Options and warrants outstanding at December 31, 2000 and 1999 to purchase approximately 2,871,000 and 14,616,000 shares of common stock, respectively, were not included in the diluted per share computation. During the year ended December 31, 2000, some of the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, the effect would be antidilutive. During the year ended December 31, 1999, including those potential common shares would reduce the loss per-share amount and therefore be antidilutive.

[4]  Concentration of credit risk:

     Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. The Company markets its services primarily to Blue Cross and Blue Shield companies. Collateral is not required to support financial instruments.

[5]  Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[6]  Fair value of financial instruments:

     The fair value of financial instruments approximates their carrying amount.

[7]  Major customers:

     Two of the Company's customers accounted for approximately 75% (Horizon BCBSNJ) and 12% of net revenues for the year ended December 31, 2000 and approximately 80% (Horizon BCBSNJ) and 10% of net revenues for the year ended December 31, 1999. The loss of any one of these customers would have a material adverse impact on the Company's business.

[8]  Stock-based compensation:

     The Financial Accounting Standard Board's Statement of Financial Accounting Standards No.123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No.25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effects on net income (loss) and earnings
     (loss) per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note G).

[10]  Recently issued accounting standards:

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in financial Statements," which provides guidance related to revenue recognition and was effective the first fiscal quarter of fiscal years beginning after December 15 1999, and requires companies to report any changes in revenue recognition as a cumulative change in an accounting principle at the time of implementation, in accordance with APB Opinion 20, "Accounting Changes". Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. Management believes that the adoption had no effect on the Company's revenue recognition policies. The Company adopted this pronouncement during the fiscal year ended December 31, 2000.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10] Recently issued accounting standards:  (continued)

     In 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company is applying this interpretation on the financial statements for the fiscal year ended December 31, 2000.


NOTE C - INTANGIBLE ASSETS

Intangible assets net of accumulated amortization consist of the following:

                                                          December 31,
                                               -----------------------------
                                                      2000           1999
                                               -------------   -------------

        Service agreement                      $   1,100,000   $   1,100,000
        License fees                               1,100,000       1,100,000
        Software development cost                    536,000         606,000
                                               -------------   -------------

                                                   2,736,000       2,806,000

        Less accumulated amortization              1,886,000       1,523,000
                                               -------------   -------------

                                               $     850,000   $   1,283,000
                                               =============   =============


Amortization expense for the years ended December 31, 2000 and 1999 was $363,000 and $640,000, respectively.

[1]  Service agreement:

     This amount represents the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM. The remaining net book value amounts to $591,000 at December 31, 2000.

[2]  License agreement:

     The Company signed a five year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company which required an advance payment of $1,000,000. Pursuant to the License Agreement, the Company was granted a license for 100 users under a non-exclusive five year license for the use of certain existing software. In December 1998, the Company upgraded the software and extended the term through the later of October 31, 2001 or the termination of a license agreement that a subsidiary of Horizon BCBSNJ has with such software development company which runs through November 2003.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE C - INTANGIBLE ASSETS (CONTINUED)

[3]  Software development costs:

     Software development costs are capitalized when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $195,000 and $412,000 for the years ended December 31, 2000 and 1999, respectively.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            December 31,
                                                   ---------------------------
                                                       2000            1999
                                                   ------------   ------------

  Computer equipment                               $  2,276,000   $  2,190,000
  Furniture and fixtures                                485,000        472,000
  Office machines and telephone equipment               467,000        453,000
  Leasehold improvements                                537,000        527,000
                                                   ------------   ------------

                                                      3,765,000      3,642,000
  Less accumulated depreciation and amortization     (3,327,000)    (2,797,000)
                                                   ------------    -----------

                                                   $    438,000   $    845,000
                                                   ============   ============



NOTE E - DUE TO CUSTOMER

The amount due to customer of $902,000 at December 31, 1999 represented an estimate due based upon cash advanced under a contract between the Company, a customer, and a subsidiary of Horizon BCBSNJ. In November 1998, the contract was terminated and as a result of the ensuing litigation, a joint settlement was reached between the three parties in August 2000. Under the terms of the settlement, the Company agreed to pay Horizon BCBSNJ $839,000. The Company signed a promissory note that provides for two equal payments of $419,500 payable on November 1, 2000 and February 9, 2001. interest accrues at the five-year U.S. Treasury yield, adjusted quarterly. At December 31, 2000 the amount is classified as due to stockholder in the accompanying balance sheet (see Note F).


NOTE F - DUE TO STOCKHOLDER

The amount of $1,532,000 due to stockholder at December 31, 2000 represents $693,000 owed to Horizon BCBSNJ pursuant to a $1,862,823 promissory note and $839,000 pursuant to the promissory note discussed in Note E.

The $1,862,823 promissory note dated April 1, 1997 bears interest at the five-year U.S. Treasury yield, adjusted quarterly. The Company had an agreement with Horizon BCBSNJ to suspend payments.

                     CAREADVANNTAGE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE F - DUE TO STOCKHOLDER  (CONTINUED)

On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement". Under the terms of the agreement, the Company will pay and satisfy the above outstanding amounts due to the stockholder (Horizon BCBSNJ) of $1,532,000 plus accrued interest of approximately $46,000 by issuance of its common stock. Based on the number of shares to be issued the Company will become more than a 50 percent owned subsidiary of Horizon BCBSNJ. The number of shares to be issued will be equal to the sum of (A) the amount of the obligation divided by the greater of (i) the average mean between the closing bid and asked price per share of common stock for the 20 trading days ending of the fifth business day preceding the closing of the settlement, or (ii) twelve cents ($.12), plus (B) that number of additional shares of common stock equal to 20% of the number of shares specified in (A) above.

The transaction is subject to approval from the New Jersey Department of Banking and Insurance and depending on the approval process is expected to close by the end of the second quarter 2001.


NOTE G - STOCKHOLDERS' EQUITY

[1]  Authorized shares:

     On November 30, 2000 the Board of Directors approved an increase to the authorized number of shares of common stock from 103,600,000 to 200,000,000 shares.

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

[3]  Stock option plans:

     The Board of Directors initially adopted the Stock Option Plan (the "Plan") on June 6, 1996, and the stockholders approved the Plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the Board of Directors approved amendments to the Plan to update the Plan and to increase the number of shares and certain other benefits available under the Plan. The stockholders approved the amendments to the Plan on July 7, 1999.

     The Plan is administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee are eligible to receive options under the Plan.

     Under the Plan, as amended, the Company has reserved an aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. Prior to the Plan Amendment, the Plan reserved an aggregate of 18,648,000 of the Company's authorized common stock for issuance under the Plan.

     Pursuant to the terms of the Plan, the Committee will select the persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable; (iv) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); (v) the duration of the option, which cannot exceed ten (10) years; and (vi) the terms and provisions of option agreements, which may differ among recipients, and which, unless the Committee otherwise determines, shall be substantially in the forms attached as exhibits to the Plan. Incentive stock options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. The Committee may issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

     All  options  granted  under the Plan are  exercisable  during  the  option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. Unless the Committee otherwise provides, in the event an option grantee's employment is terminated other than by death or
     disability,   such  person  shall  have  three  months  from  the  date  of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. Unless the Committee otherwise provides, in the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date. An optionee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

     The Plan contains anti-dilution provisions which provide that, in the event of any change in the Company's outstanding capital stock by reason of a stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Committee or the Board shall proportionately adjust the number of shares covered by each option granted and the exercise price per share. The Committee or Board's determinations in these matters shall be conclusive.

     The Board of Directors has the authority to terminate the Plan as well as to make changes in and additions to the Plan. The Plan will terminate on June 6, 2006, unless previously terminated by the Board. However, unless approved by the stockholders of the Company, the Board may not change the aggregate number of shares subject to the Plan, materially modify the requirements of eligibility to such Plan or materially increase the benefits accruing to participants under such Plan.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]  Stock option plans:  (continued)

     The Company adopted the Director Stock Option Plan (the "Director Plan") on June 6, 1996, and amended it on July 24, 1996. Effective January 26, 1999, the Board of Directors approved amendments to the Director Plan to update the plan and to increase the number of shares and certain other benefits available under the Director Plan. The Stockholders approved the amendments to the Director Plan on July 7, 1999.

     Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors (other than directors appointed by CW Ventures or Horizon BCBSNJ and will determine:
     (i) the number of shares of the Company's common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price, and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of common stock (equal to 2,072,000 shares of common stock) is reserved for issuance.

     All options granted under the Director Plan are exercisable during the option grantee's lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee's directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option's expiration date. In the event of termination of an option grantee's directorship due to death, such person's legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option's expiration date.

     The Director Plan contains anti-dilution provisions which provide that in the event of any change in the Company's outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

     The Board of Directors has the authority to terminate the Director Plan with respect to any shares of common stock not at the time subject to an option as well as to make changes in and additions to such plan. The Director Plan will terminate on June 6, 2006, unless previously terminated by the Board. However, the Board may not, unless approved by the stockholders of the Company, change the aggregate number of shares subject to the Director Plan, materially change the requirements of eligibility to such plan or materially increase the benefits accruing to participants under such plan.

     The following is a summary of stock option activity during the years ended December 31, 2000 and 1999

                                                                     2000                           1999
                                                          -------------------------     --------------------------
                                                                           Weighted                       Weighted
                                                                            Average                       Average
                                                                           Exercise                       Exercise
                                                            Shares           Price          Shares         Price
                                                        -------------     ---------     -------------    ---------

          Outstanding at beginning of year                 14,449,000         $.21          1,420,000       $1.44
          Granted                                           4,705,000          .18         15,279,000        0.08
          Exercised                                        (1,344,000)         .04
          Cancelled                                        (2,513,000)         .10         (2,250,000)       0.12
                                                        -------------                   -------------

          Outstanding at end of year                       15,297,000          .23         14,449,000        0.21
                                                        =============                   =============

          Exercisable at end of year                        7,373,000          .32          2,528,000        0.65
                                                        =============                   =============

-----------------------------------------

[3] Stock option plans:  (continued)

       The following table summarizes information about stock options at December 31, 2000:


                                                    Options Outstanding                       Options Exercisable
                                              ----------------------------------           --------------------------
                                                           Weighted
                                                           Average
                                                          Remaining         Weighted                        Weighted
                                                         Contractual        Average                         Average
                    Range of             Number              Life           Exercise        Number          Exercise
                 Exercise Price        Outstanding         In Years          Price        Exercisable        Price
                ----------------      -------------      ------------       ---------    ------------       --------
                 $0.03 to $0.11         11,538,000           8.5             $0.07        5,500,000          $0.07
                 $0.18 to $0.27          1,727,000           8.8              0.22          587,000           0.25
                     $0.40                 746,000           9.2              0.40
                     $0.78                 625,000           6.6              0.78          625,000           0.78
                 $1.32 to $1.68            332,000           5.7              1.59          332,000           1.59
                     $2.82                 329,000           5.7              2.82          329,000           2.82
                                     -------------                                      -------------

                                        15,297,000                            0.23        7,373,000           0.32
                                     =============                                      ===========



       The weighted average fair value of options granted in 2000 and 1999 was approximately $.18 and $.06, respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:

                                                December 31,
                                         -------------------------
                                            2000            1999
                                           ------          -------

        Dividend yield                        0               0
        Volatility                          217.8%           67.7%
        Risk free interest rate           5.74-6.49%       6.8-6.95%
        Expected life in years                5              10

       Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net loss for the years ended December 31, 2000 and 1999 would have been approximately $(26,000) and $(1,559,000) or $.00 and $(.02) per
       share, respectively.

[4] Warrants:

       The Company issued 166,667 warrants in 1996 to CW Ventures in connection with a bridge financing. The warrants expired unexercised in February 2001.

NOTE H - INCOME TAX

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                December 31,
                                                                       -----------------------------
                                                                           2000              1999
                                                                       -----------        ----------

      Current deferred tax assets:
         Accrued liabilities                                          $       254,000  $       287,000
         Deferred revenue                                                                       39,000
                                                                      ---------------  ---------------

                                                                              254,000          326,000
                                                                      ---------------  ---------------

      Noncurrent deferred tax assets:
         Net operating loss carryforwards                                   5,262,000        5,385,000
         Excess of tax basis over book basis of fixed assets                  216,000           43,000
         Intangibles                                                        1,276,000        1,414,000
         Alternative minimum tax credit                                        55,000           55,000
                                                                      ---------------  ---------------

                                                                            6,809,000        6,897,000

      Deferred tax assets                                                   7,063,000        7,223,000
      Valuation allowance                                                  (7,063,000)      (7,223,000)
                                                                      ---------------  ---------------

                                                                      $             0  $             0
                                                                      ===============  ===============


The Company's deferred tax asset has been fully reserved as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $13,154,000 at December 31, 2000, expiring through 2019. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. As of December 31, 2000, $8,570,000 of the net operating loss carryforwards are subject to such limitation. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $521,000 and $426,000 for the years ended December 31, 2000 and 1999, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                             Year Ended
                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------

        Income taxes at federal statutory rate      $    150,000   $   (434,000)
        Permanent differences                             10,000          8,000
        Change in valuation reserve                     (160,000)       426,000
                                                    ------------   ------------

                                                    $          0   $          0
                                                    ============   ============

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Potential uninsured exposure to litigation:

      The Company has been named as a party in an action entitled Robert T. Caruso v. Care Advantage, Inc., John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, Horizon BCBSNJ et al., which was filed in Superior Court of New Jersey. Messrs. Petillo, Achillare and Whipple were officers of the Company and may have claims for indemnification for expenses and for any judgments against them. Mr. Caruso was a consultant to the Company. The complaint alleges breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The plaintiff seeks treble and other damages for an unspecified amount and claims actual damages in the approximate amount of $1.8 - $2.0 million. The Company received notice from two of its insurance carriers that they have denied coverage on this matter, but the Company plans to vigorously contest these coverage decisions. The Company has received a written claim for indemnification for defendants, Petillo and Achillare and, subject to their having acted in good faith, the Company has agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. The parties to this litigation are currently taking discovery. The court dismissed this action with prejudice with respect to defendant Achillare; this matter has been scheduled for trial on April 30, 2001 with respect to the remaining defendants. The Company believes that plaintiff's claims are without merit and plans to vigorously contest them at trial. The Company has recorded a provision for this contingency. There can be no assurance that this provision will be sufficient to satisfy this claim.

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

[3] Operating leases:

       Minimum annual lease payments office space and equipment for each of the next five years ending December 31 and thereafter are as follows:

                Year
               Ending                              Payments
             -----------                         ------------

              2001                            $     717,000
              2002                                  742,000
              2003                                  710,000
              2004                                  704,000
              2005                                  704,000
              Thereafter                          3,849,000
                                              -------------

                                              $   7,426,000
                                              =============

       Rent expense for the years ended December 31, 2000 and 1999 was $725,000 and $479,000, respectively.

[4] Employee benefit plans:

       The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

       The Company's matching contribution was $216,000 and $186,000 for the years ended December 31, 2000 and 1999, respectively.


NOTE J - CREDIT FACILITY

The Company had a credit facility with a bank that provided for a $1,500,000, working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility.


NOTE K - STAND BY LETTER OF CREDIT

In September 1998, the bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit was issued under the Company's credit facility. As of December 31, 2000 the $250,000 irrevocable letter of credit is secured by a certificate of deposit in the amount of $250,000. On February 15, 2001, the vendor cancelled the irrevocable letter of credit.


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

                                  EXHIBIT INDEX

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

3.11   Amended  and  Restated  Certificate  of  Incorporation   incorporated  by
       reference to the Company's Information Statement dated September, 1996.

3.2 Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.1 Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to
       Exhibit 10.12 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)December 22, 1995 Letter Agreement  between the Registrant and New Jersey
       BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

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

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc. incorporated by reference to Exhibit 10.22 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

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

10.32 Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.36 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.

10.37 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company, incorporated by reference to
       Exhibit 10.35 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement"), incorporated by reference to Exhibit 10.36 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company's Form 10KSB for the year ended September 30, 1998.

10.40 Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company's Form 10KSB for the year ended December 31, 1999.

10.41 Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42 Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company's Form 10QSB for the quarter ended September 30, 2000.

10.43 Debt Satisfaction Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., and the Company, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

16     Letter  regarding  change in  accountants,  incorporated  by reference to
       Exhibit 16.1 filed on the Company Form 8-K dated June 6, 1996.

23     Consent of Independent Auditors*


--------------------------------------------
*filed herewith