Form 10QSB
period 2001-03-31
CAREADVANTAGE INC
filed 2001-05-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001



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

                                  Yes _X_  No ___



                                   83,533,752
        Number of shares of Common Stock outstanding as of May 15, 2001

                  Transitional Small Business Disclosure Format
                                  Yes___   No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the three months ended March 31, 2001


                                    I N D E X


Part I - Financial Information

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets -
        March 31, 2001 (Unaudited) and December 31, 2000 (Audited).........   2

        Condensed  Consolidated  Statements  of  Operations -
        Three  months  ended  March 31,  2001  (Unaudited)
        and  March 31,  2000 (Unaudited)....................................  3

        Condensed Consolidated Statements of Cash Flows -
        Three months ended March 31, 2001 (Unaudited) and
        March 31, 2000 (Unaudited)..........................................  4

        Notes to Condensed Consolidated Financial Statements................  5
        (Unaudited)

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................  7

Part II - Other Information

    Item 1.  Legal Proceedings.............................................. 10

    Item 2.  Changes in Securities.......................................... 10

    Item 3.  Defaults Upon Senior Securities................................ 10

    Item 4.  Submission of Matters to a Vote of Security Holders............ 10

    Item 5.  Other Information ............................................. 10

    Item 6.  Exhibits and Reports on Form 8-K............................... 10

Signature................................................................... 11

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                         December 31,
                     ASSETS                                         2001                               2000
                                                                 Unaudited                           Audited
Current assets:
     Cash and cash equivalents                                   $2,704,000                        $1,479,000
     Restricted Cash                                                      0                           256,000
     Accounts receivable for services:
         Stockholder                                              1,109,000                         1,228,000
         Other                                                      917,000                         1,078,000
     Other current assets                                           309,000                           145,000
                                                                    -------                           -------
                  Total current assets                            5,039,000                         4,186,000

Property and equipment, at cost less accumulated depreciation       414,000                           438,000
Intangible assets                                                   809,000                           850,000
Other assets                                                        145,000                           113,000
                                                                    -------                           -------

Total Assets                                                    $ 6,407,000                     $   5,587,000
                                                                ===========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                               221,000                           190,000
     Due to stockholder                                           1,532,000                         1,532,000
     Accrued compensation and related benefits                      988,000                           747,000
     Accrued expenses and other current liabilities                 368,000                           335,000
                                                               ------------                        ----------

Total current liabilities                                         3,109,000                         2,804,000
                                                               ------------                        ----------
Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 83,533,752                                 83,000                             83,000
     Additional capital                                         22,238,000                         22,238,000
     Accumulated deficit                                       (19,023,000)                       (19,538,000)
                                                               ------------                      -------------

Total Stockholders' Equity                                       3,298,000                         2,783,000
                                                                 ---------                        -----------
Total Liabilities and Stockholders' Equity                     $ 6,407,000                     $   5,587,000
                                                               ===========                      =============


   The accompanying notes are an integral part of these financial statements.


                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended March 31,

                                                  2001          2000
                                                  ----          ----

Net revenues                                  $ 5,142,000   $ 4,550,000

Costs of services                               2,755,000     2,239,000
                                              -----------   -----------


Gross margin                                    2,387,000     2,311,000
                                              -----------   -----------

Operating expenses:

Selling, general and administration             1,675,000     1,909,000
Depreciation and amortization                     175,000       178,000
                                              -----------   -----------

Total operating expenses                        1,850,000     2,087,000
                                              -----------   -----------

Operating income                                  537,000       224,000

Interest income - net                               8,000        14,000

Provision for income taxes                         30,000             -
                                              -----------   -----------


Net income                                        515,000       238,000
                                              ===========   ===========

Net income
per share of common stock-basic and diluted   $       .01   $       .00
                                              ===========   ===========

Weighted average number
of common shares outstanding -

     Basic                                     83,534,000    82,755,000
                                              ===========   ===========

     Diluted                                   89,903,000    93,344,000
                                              ===========   ===========


The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                   ------------   ------------

Cash flows from operating activities:

Net income                                         $   515,000    $   238,000

Adjustments to reconcile net profit
to net cash (used in)/provided by
operating activities:

    Depreciation and amortization                      215,000        222,000
    Compensation due to option issuance                 13,000         13,000

Change in assets and liabilities:

    Due to/from customers/stockholders                 280,000       (376,000)
    Other assets                                      (208,000)       (88,000)
    Accounts payable                                    31,000        (89,000)
    Accrued expenses and other liabilities             273,000        (16,000)
    Deferred revenue                                         0        (43,000)
                                                   -----------    -----------

Net cash provided by/(used in)
operating activities                                 1,119,000       (139,000)
                                                   -----------    -----------

Cash flows from investing activities:

Capital expenditures                                  (150,000)       (24,000)
                                                   -----------    -----------

Cash flows from financing activities:

Transfer from restricted cash                          256,000              -
Proceeds from Issuance of Common Stock                       -         19,000
                                                   -----------    -----------

Net cash provided by financing activities              256,000         19,000
                                                   -----------    -----------

Net  (decrease)/increase in cash                     1,225,000       (144,000)

Cash - beginning of period                           1,479,000      1,615,000
                                                   -----------    -----------

Cash - end of period                               $ 2,704,000    $ 1,471,000
                                                   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A--Basis of preparation:

The condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 2001 and 2000.

Certain information and note disclosures required to be included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note C--Contingencies:

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

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the three months ended March 31, 2001 and March 31, 2000:

                                            March 31,             March 31,
                                            ---------             ---------

                                                2001                  2000
                                                ----                  ----

Income taxes paid                              3,000                31,000



Note E - Exercise of Stock Options

During the three months ended March 31, 2001, no options were exercised.

                               CAREADVANTAGE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS





ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

     Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see "Cautionary Statements" in
Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 2000. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

CareAdvantage,  Inc.  ("CAI"  or the  "Company")  and its  direct  and  indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The management services include care management program enhancement services, executive and clinical management services, and training programs; the healthcare cost containment services include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's management services have been provided to integrated health care delivery systems; the Company's health care cost containment services have been principally provided to several of the statewide Blue Cross/Blue Shield ("BCBS") health service organizations in the Northeastern United States.

The Company has a service agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") which expired on June 30, 2000 and accounted for approximately 75% of net revenue for 2000. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ intends to continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2002. The indemnity portion of the business accounted for approximately 90% of the total Horizon BCBSNJ contract revenues on an annual basis.



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three months ended March 31, 2001, with those for the three months ended March 31, 2000. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2001 and March 31, 2000 were approximately $5,142,000 and $4,550,000, respectively. This represents an increase of approximately $592,000 for the three-month period ended March 31, 2001 from the corresponding period of the prior year. The increase for the three months ended March 31, 2001 is largely due to increased revenue of approximately $1,109,000 due to new contracts offset by a decrease of approximately $517,000 in revenue due to decreased membership from the Company's major customers.

                               CAREADVANTAGE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Cost of services:

The Company's total direct cost of services for the three-month periods ended March 31, 2001 and March 31, 2000 was approximately $2,755,000 and $2,239,000, respectively. This represents an increase of approximately $516,000 for the three-month period ended March 31, 2001 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended March 31,2001 was primarily due to increased costs related to new contracts (i.e., increased personnel costs of approximately $145,000, travel costs of approximately $138,000 which is reimbursed by the Company's customers and medical consulting services of $169,000), as well as increases in other travel costs of approximately $9,000 and in other professional services of approximately $60,000, offset by a decrease in depreciation and amortization expense of approximately $5,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended March 31, 2001 and March 31, 2000 were approximately $1,675,000 and $1,909,000, respectively. This represents a decrease of approximately $234,000 for the three-month period ended March 31, 2001 over the corresponding period of the prior year. This decrease for the three-month period ended March 31, 2001 is largely due to decreases in personnel costs of approximately $161,000, information and communication costs of approximately $61,000, travel costs of approximately $37,000, and other general and administrative costs of approximately $58,000, offset by increases in professional costs of approximately $68,000 and facility costs of approximately $15,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended March 31, 2001 and March 31, 2000 were approximately $215,000 and $222,000, respectively. Approximately $39,000 and $44,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended March 31, 2001 and March 31, 2000 was approximately $8,000 and $14,000, respectively. This represents a decrease of approximately $6,000 in net interest income for the three-month period ended March 31, 2001 from the corresponding period of the prior year. The decrease in net interest income is largely due to increased interest costs of approximately $2,000 pursuant to a Horizon BCBNJ promissory note in the face amount of $1,862,823 and increased interest costs of approximately $14,000 pursuant to an obligation to a Horizon subsidiary in the amount of $839,000, offset by increased interest income of approximately $10,000 from the Company's short-term investments.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:



General overview:

At March 31, 2001, the Company had working capital of approximately $1,930,000, stockholders equity of approximately $3,298,000 and an accumulated deficit since its inception of approximately $19,023,000. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

Financial condition:

At March 31, 2001, the Company had cash of approximately $2,704,000 and working capital of approximately $1,930,000. At December 31, 2000, the Company had cash of approximately $1,479,000 and working capital of approximately $1,382,000.

Net cash provided by/(used in) operating activities amounted to approximately $1,119,000 and ($139,000) for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The increase in cash provided of approximately $1,258,000 from 2001 operating activities is largely due to an increase in accounts payable of approximately $31,000, an increase in accrued expenses and other liabilities of approximately $273,000, an increase in customer receivables of approximately $280,000, a decrease in other assets of approximately $208,000, an increase in non-cash charges of approximately $228,000 and $515,000 in net profit.

Net cash used in investing activities amounted to approximately $150,000 and $24,000 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The increase in cash used of approximately $126,000 is due to increased capital expenditures during the three-month period ended March 31, 2001.

Net cash provided from financing activities amounted to approximately $256,000 and $19,000 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The increase in cash of approximately $237,000 is due to a transfer of restricted cash of $256,000 and a decrease of approximately $19,000 in proceeds from common stock issuance.

While there can be no assurances,  management believes that its cash on hand and
projected   future  cash  flows  from  operations  will  support  the  Company's anticipated cash needs for calendar year ending December 31, 2001.


Capital resources:

Pursuant to a promissory note dated April 1, 1997 in the original principal amount of $1,862,823, assigned to Horizon BCBSNJ, the Company owes $693,000 to Horizon BCBSNJ as of March 31, 2001. The promissory note bears interest at the five-year U.S. Treasury yield, adjusted quarterly. The Company has an agreement with Horizon BCBSNJ to suspend payments and convert principal and accrued interest as of November 1, 2000 to common stock.

On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement" which was amended on March 26, 2001 to extend the closing date to May 31, 2001. Under the terms of the agreement, the Company will pay and satisfy amounts outstanding to Horizon BCBSNJ of approximately $1,600,000 by issuance of its common stock. The amount of $1,600,000 consists of the promissory note dated April 1, 1997, with a balance at March 31, 2001 of $693,000, the amount due to stockholder of $839,000, and accrued interest.

The transaction is subject to approval from the New Jersey Departments of Banking and Insurance and Health and Senior Services Department and is expected to close by the end of the second quarter 2001.

The Company had a credit facility with a bank that provided for a $1,500,000 working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility.

                               CAREADVANTAGE, INC.



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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2001.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

   (a)  Exhibits


Exhibit No.       Description of Exhibit
-----------       ----------------------

10.1 Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc.

10.2              Service  Agreement  dated as of January 1, 2000  between  Blue
                  Cross  Blue  Shield  of  Rhode  Island,   Coordinated   Health
                  Partners, Inc. and CareAdvantage Health Systems, Inc.


(b)  Reports on Form 8-K

     None

                               CAREADVANTAGE, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CareAdvantage, Inc



May 15, 2001                    /s/ Dennis J. Mouras
                                ------------------------------------------------
                                Dennis J. Mouras
                                Chief Executive Officer



May 15, 2001                    /s/ R. Christopher Minor
                                ------------------------------------------------
                                R. Christopher Minor
                                Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.       Description of Exhibit
-----------       ----------------------

10.1              Amendment  dated  March 26, 2001  to  Satisfaction   of   Debt
                  Agreement  dated  as  of  November  1,  2000   among   Horizon
                  BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc.

10.2              Service  Agreement  dated as of January 1, 2000  between  Blue
                  Cross  Blue  Shield  of  Rhode  Island,   Coordinated   Health
                  Partners, Inc. and CareAdvantage Health Systems, Inc.