Form 10QSB
period 2001-06-30
CAREADVANTAGE INC
filed 2001-08-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001



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

                              Yes X         No
                                  -----        -----



                                   83,534,263
        Number of shares of Common Stock outstanding as of August 6, 2001

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six months ended June 30, 2001


                                    I N D E X


Part I - Financial Information

    Item 1.    Financial Statements

         o   Condensed Consolidated Balance Sheets -
             June 30, 2001 (Unaudited) and December 31, 2000 (Audited).........2

         o   Condensed Consolidated Statements of Operations -
             Three and Six-months ended June 30, 2001 (Unaudited) and
             June 30, 2000 (Unaudited).........................................3

         o   Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2001 (Unaudited) and
             June 30, 2000 (Unaudited).........................................4

         o   Notes to Condensed Consolidated Financial Statements..............5
            (Unaudited)

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................7


Part II - Other Information

    Item 1.  Legal Proceedings................................................11

    Item 2.  Changes in Securities............................................11

    Item 3.  Defaults Upon Senior Securities..................................11

    Item 4.  Submission of Matters to a Vote of Security Holders..............11

    Item 5.  Other Information ...............................................11

    Item 6.  Exhibits and Reports on Form 8-K.................................11

    Signature.................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                       CAREADVANTAGE, INC AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  June 30,                               December 31,
                     ASSETS                                        2001                                     2000
                                                                 Unaudited                                 Audited
                                                                 ---------                                 -------
Current assets:
     Cash and cash equivalents                                   $2,959,000                             $  1,479,000
     Restricted cash                                                106,000                                  256,000
     Accounts receivable for services:
         Stockholder                                              1,228,000                                1,228,000
         Other                                                      832,000                                1,078,000
     Other current assets                                           197,000                                  145,000
                                                                    -------                                  -------

                  Total current assets                            5,322,000                                4,186,000

Property and equipment, at cost less accumulated depreciation       355,000                                  438,000
Intangible assets                                                   757,000                                  850,000
Other assets                                                        137,000                                  113,000
                                                                    -------                                  -------

Total Assets                                                    $ 6,571,000                             $  5,587,000
                                                                ===========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:


     Accounts payable                                           $    11,000                             $    190,000
     Due to stockholder                                           1,532,000                                1,532,000
     Accrued salaries and employee benefits                         797,000                                  747,000
     Accrued expenses and other current liabilities                 468,000                                  335,000
                                                                    -------                                  -------



                  Total current liabilities                       2,808,000                                2,804,000


Total Liabilities                                                 2,808,000                                2,804,000
                                                                  ---------                                ---------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 83,534,238 and 83,533,752                   83,000                                   83,000
     Additional capital                                          22,238,000                               22,238,000
     Accumulated deficit                                        (18,558,000)                             (19,538,000)
                                                                ------------                             -----------


Total Stockholders' Equity                                        3,763,000                                2,783,000
                                                                  ---------                                ---------
Total Liabilities and Stockholders' Equity                      $ 6,571,000                            $   5,587,000
                                                                ===========                            =============


                                     The accompanying notes are an integral part of these financial statements.


                                          CAREADVANTAGE, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                   Three Months Ended                          Six Months Ended
                                                       June 30,                                    June 30
                                                   2001            2000                     2001            2000
                                                   ----            ----                     ----            ----

Net revenues                                    $5,281,000       $4,338,000              $10,423,000     $8,887,000

Costs of services                                2,857,000        2,216,000                5,612,000      4,455,000
                                                 ---------        ---------                ---------    -----------


Gross margin                                     2,424,000        2,122,000                4,811,000      4,432,000
                                                 ---------        ---------                ---------      ---------

Operating expenses:

Selling, general and administration              1,761,000        1,899,000                3,436,000      3,808,000
Depreciation and amortization                      164,000          182,000                  339,000        359,000
                                                   -------          -------                  -------        -------

Total operating expenses                         1,925,000        2,081,000                3,775,000      4,167,000
                                                 ---------        ---------                ---------      ---------

Operating income                                   499,000           41,000                1,036,000        265,000

Interest income - net                               11,000            9,000                   19,000         23,000

Provision for income taxes                          45,000                -                   75,000              -
                                                   --------      ----------                   ------       --------

Net income/(loss)                                   465,000          50,000                  980,000        288,000
                                                    =======          ======                 ========        =======

Net  income/(loss)
per share of common stock-basic and diluted            $.01            $.00                     $.01           $.00
                                                       ====            ====                     ====           ====

Weighted average number
of common shares outstanding -

      Basic                                      83,534,000      83,042,000               83,534,000     82,898,000
                                                 ==========      ==========               ==========     ==========

      Diluted                                    85,575,000      91,490,000               86,032,000     92,659,000
                                                ===========      ==========               ==========     ==========


                              The accompanying notes are an integral part of these financial statements.



                              CAREADVANTAGE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                          Six Months Ended
                                                                 June 30,                 June 30,
                                                                   2001                     2000
                                                                   ----                     ----

Cash flows from operating activities:

Net profit/(loss)                                                 $ 980,000             $ 288,000

Adjustments to reconcile net profit/(loss) to net cash (used by)/provided from operating activities:

Depreciation and amortization                                       409,000               446,000
Compensation due to option issuance                                  10,000                25,000
Deferred revenue                                                          -               (98,000)

Change in assets and liabilities:

Due to/from customers/stockholders                                  246,000              (303,000)
Other assets                                                        (86,000)              (85,000)
Accounts payable                                                   (178,000)              144,000
Accrued expenses and other liabilities                              182,000              (341,000)
                                                                    -------              ---------
Net cash  provided from
operating activities                                              1,563,000                76,000
                                                                  ---------                ------
Cash flows from investing activities:

Capital expenditures                                               (233,000)             (229,000)
                                                                   ---------             ---------
Net cash  (used by) investing
activities                                                         (233,000)             (229,000)
                                                                   ---------             ---------
Cash flows from financing activities:

Transfer from Restricted Cash                                       150,000                     -
Proceeds from issuance of Common Stock                                    -                30,000
                                                                 ----------                ------
Net cash provided from financing activities                         150,000                30,000
                                                                 ----------                ------
Net  increase/(decrease) in cash                                  1,480,000              (123,000)

Cash - beginning of fiscal year                                   1,479,000             1,615,000
                                                                  ---------             ---------

Cash - end of period                                             $2,959,000            $1,492,000
                                                                 ==========            ==========



                              The accompanying notes are an integral part of these financial statements.


                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note A--Basis of preparation:

The condensed consolidated financial statements as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 have been prepared by the Company and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2001 and 2000.

Certain information and note disclosures required to be included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2001 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note C--Contingencies:

Potential uninsured exposure to litigation:

In 1998 Robert T. Caruso, a former consultant to the Company, commenced a lawsuit against the Company, John J. Petillo, Vincent M. Achillare, Lawrence A. Whipple, three former officers of the Company, and others, in Superior Court of New Jersey. The complaint alleged breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation in connection with, among other things, the termination of Mr. Caruso's consulting arrangement with the Company. The plaintiff sought treble and other damages for an unspecified amount and claims actual damages in the approximate amount of $1.8 - $2.0 million. The Company received a written claim for indemnification from defendants, Petillo and Achillare and, subject to their having acted in good faith, the Company agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. The Company believes that plaintiff's claims are without merit. The court has granted summary judgment in favor of the other defendants and in favor of Mr. Achillare. In May 2001, the matter was scheduled for trial against the remaining defendants--the Company and Messrs. Petillo and Whipple. Mr. Caruso was unable to attend the trial due to his incarceration in a Federal Detention Center. As a result, Mr. Caruso and the aforesaid remaining defendants signed a Stipulation of Dismissal, terminating the action, without prejudice and the action was ordered dismissed. Mr. Caruso has since appealed the grant of summary judgement in favor of the other defendants (but not the summary judgment in favor of Mr. Achillare), indicating in the Civil Case Information Statement filed in connection with that appeal that "It is [Mr. Caruso's] intent to reinstate the matter once Mr. Caruso is released from the Federal Detention Center." In the event that Mr. Caruso seeks to reinstate the matter or otherwise commence an action on the same claims, the Company plans to vigorously contest such claims. The Company received notice from its directors and officers liability insurance carrier that it has denied coverage in this matter; the Company is contesting this coverage decision. The Company has recorded a provision for Mr. Caruso's contingent claim. There can be no assurance that this provision will be sufficient to satisfy this claim.

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the six months ended June 30, 2001 and June 30, 2000:

                                         June 30,             June 30,
                                         --------             --------

                                            2001                  2000
                                            ----                  ----

Income taxes paid                         31,000                41,000

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note E - Exercise of Stock Options

During the six months ended June 30, 2001, no options were exercised.

                               CAREADVANTAGE, INC.

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



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the six and three months ended June 30, 2001, with those for the six and three months ended June 30, 2000. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2001 and June 30, 2000 were approximately $5,281,000 and $4,338,000, respectively. This represents an increase of approximately $943,000 for the three-month period ended June 30, 2001 from the corresponding period of the prior year. The increase for the three months ended June 30, 2001 is largely due to increased revenue of approximately $995,000 due to new contracts, offset by a decrease of approximately $52,000 in revenue due to decreased membership from the Company's major customers.

                               CAREADVANTAGE, INC.


Cost of services:

The Company's total direct cost of services for the three-month periods ended June 30, 2001 and June 30, 2000 was approximately $2,857,000 and $2,216,000, respectively. This represents an increase of approximately $641,000 for the three-month period ended June 30, 2001 over the corresponding period of the prior year.  The  increase in the cost of services  for the  three-month  period ended June 30, 2001 was primarily due to increased costs related to new contracts (i.e., increased personnel costs of approximately $260,000, and medical consulting services of $327,000) and travel costs of approximately $124,000, offset by a decrease in professional costs of approximately $56,000 and a decrease in depreciation and amortization expense of approximately $14,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended June 30, 2001 and June 30, 2000 were approximately $1,761,000 and $1,899,000, respectively. This represents a decrease of approximately $138,000 for the three-month period ended June 30, 2001 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2001 is largely due to decreases in personnel costs of approximately $199,000, information systems and communication costs of approximately $30,000 and travel costs of approximately $12,000, offset by increases in other general and administrative costs of approximately $24,000 and facility costs of approximately $79,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended June 30, 2001 and June 30, 2000 were approximately $195,000 and $225,000, respectively. Approximately $31,000 and $45,000 of such amounts were included in cost of services for such periods.

Interest expense:

The Company's total net interest income for the three-month periods ended June 30, 2001 and June 30, 2000 was approximately $11,000 and $9,000, respectively. This represents an increase of approximately $2,000 in net interest income for the three-month period ended June 30, 2001 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $3,000 pursuant to a Horizon BCBSNJ promissory note with a principal balance of $693,000 as of June 30, 2001 and increased interest income of approximately $5,000 from the Company's short-term investments, offset by increased interest costs of approximately $6,000 pursuant to an obligation to a Horizon subsidiary.



Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2001 and June 30, 2000 were approximately $10,423,000 and $8,887,000, respectively. This represents an increase of approximately $1,536,000 for the six-month period ended June 30, 2001 from the corresponding period of the prior year. The increase for the six months ended June 30, 2001 is largely due to increased revenue of approximately $2,111,000 due to new contracts offset by a decrease of approximately $575,000 in revenue due to decreased membership from the Company's major customers.

Cost of services:

The Company's total direct cost of services for the six-month periods ended June 30, 2001 and June 30, 2000 was approximately $5,612,000 and $4,455,000, respectively. This represents an increase of approximately $1,157,000 for the six-month period ended June 30, 2001 over the corresponding period of the prior year. The increase in the cost of services for the six-month period ended June 30, 2001 was primarily due to increased costs related to new contracts (i.e., increased personnel costs of approximately $405,000, travel

                               CAREADVANTAGE, INC.


costs of approximately $259,000, which is reimbursed by the Company's customers, and medical consulting services of $496,000), travel costs of approximately $12,000 and professional costs of approximately $3,000, offset by a decrease in depreciation and amortization expense of approximately $19,000.



Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the six-month periods ended June 30, 2001 and June 30, 2000 were approximately $3,436,000 and $3,808,000, respectively. This represents a decrease of approximately $372,000 for the six-month period ended June 30, 2001 over the corresponding period of the prior year. The decrease for the six-month period ended June 30, 2001 is largely due to decreases in personnel costs of approximately $360,000, information and communication costs of approximately $91,000 and travel costs of approximately $49,000 and other general and administrative costs of approximately $34,000, offset by increases in facility costs of approximately $94,000 and professional costs of approximately $68,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the six-month periods ended June 30, 2001 and June 30, 2000 were approximately $409,000 and $446,000, respectively. Approximately $70,000 and $89,000 were included in cost of services for such periods.

Interest expense:

The Company's total net interest income for the six-month periods ended June 30, 2001 and June 30, 2000 was approximately $19,000 and $23,000, respectively. This represents a decrease of approximately $4,000 in net interest income for the six-month period ended June 30, 2001 from the corresponding period of the prior year. The decrease in net interest income is largely due to increased interest costs of approximately $20,000 pursuant to an obligation to a Horizon subsidiary, offset by decreased interest costs of approximately $1,000 pursuant to a Horizon BCBSNJ promissory note with a principal balance of $693,000 as of June 30, 2001 and increased interest income of approximately $15,000 from the Company's short-term investments.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2001, the Company had working capital of approximately $2,514,000, stockholders equity of approximately $3,763,000 and an accumulated deficit of approximately $18,558,000. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.



Financial condition:

At June 30, 2001, the Company had cash of approximately $3,065,000 and working capital of approximately $2,514,000. At December 31, 2000, the Company had cash of approximately $1,735,000 and working capital of approximately $1,382,000.


Net cash provided by operating activities amounted to approximately $1,563,000 and $76,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in cash provided of approximately $1,487,000 from 2001 operating activities is largely due to an increase in customer receivables

                               CAREADVANTAGE, INC.


of approximately $246,000, an increase in accrued expenses and other liabilities of approximately $182,000, non-cash charges of approximately $419,000 and a $980,000 in net profit, offset by a decrease in accounts payable of approximately $178,000 and a decrease in other assets of approximately $86,000.

Net cash used in investing activities amounted to approximately $233,000 and $229,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.

Net cash provided by financing activities amounted to approximately $150,000 and $30,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in cash of approximately $120,000 is due to the transfer of restricted cash of $150,000, offset by proceeds from issuance of common stock in 2000 of approximately $30,000.

While there can be no assurances,  management believes that its cash on hand and
projected   future  cash  flows  from  operations  will  support  the  Company's anticipated cash needs for the calendar year ending December 31, 2001.


Capital resources:

Pursuant to a promissory note dated April 1, 1997 in the original principal amount of $1,862,823, assigned to Horizon BCBSNJ, the Company owes $693,000 to Horizon BCBSNJ as of June 30, 2001. The promissory note bears interest at the five-year U.S., Treasury yield, adjusted quarterly. The Company has an agreement with Horizon BCBSNJ to suspend payments and convert principal and accrued interest as of November 1, 2000 to common stock, as discussed below.

On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement" which was subsequently amended to extend the closing date to September 30, 2001. Under the terms of the agreement, the Company will pay and satisfy amounts outstanding to Horizon BCBSNJ of approximately $1,600,000 by issuance of its common stock. The amount of $1,600,000 consists of the promissory note dated April 1, 1997, with a balance at June 30, 2001 of $693,000, the amount due to a Horizon BCBSNJ subsidiary of $839,000, and accrued interest of $20,975. The transaction is scheduled to close on August 16, 2001.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2001.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

           Exhibit No.    Description
           -----------    -----------

           10.1 Amendment to Satisfaction of Debt Agreement among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc.

(b) Reports on Form 8-K.

      None
                                       11

                               CAREADVANTAGE, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CareAdvantage, Inc.



August 14, 2001           /s/ Dennis J. Mouras
                          ------------------------------------
                              Dennis J. Mouras
                              Chief Executive Officer



August 14, 2001          /s/  R. Christopher Minor
                         -------------------------------------
                              R. Christopher Minor
                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

    10.1 Amendment to Satisfaction of Debt Agreement among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc.