Form 10QSB
period 2001-09-30
CAREADVANTAGE INC
filed 2001-11-13
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001



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

                                Yes X      No
                                    -         -----



                                   99,481,664

       Number of shares of Common Stock outstanding as of October 30, 2001

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                  For the nine months ended September 30, 2001


                                    I N D E X
                                    ---------


Part I - Financial Information

    Item 1.    Financial Statements

           o   Condensed Consolidated Balance Sheets -
               September 30, 2001 (Unaudited) and December 31, 2000 (Audited)..2

           o   Condensed Consolidated Statements of Operations -
               Three and Nine-Months Ended September 30, 2001 (Unaudited) and
                September 30, 2000 (Unaudited).................................3

           o   Condensed Consolidated Statements of Cash Flows -
               Nine-Months Ended September 30, 2001 (Unaudited) and
               September 30, 2000 (Unaudited)..................................4

           o   Notes to Condensed Consolidated Financial Statements............5
               (Unaudited)

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................7


Part II - Other Information

    Item 1.       Legal Proceedings...........................................11

    Item 2.       Changes in Securities.......................................11

    Item 3.       Defaults Upon Senior Securities.............................11

    Item 4.       Submission of Matters to a Vote of Security Holders.........11

    Item 5.       Other Information ..........................................11

    Item 6.       Exhibits and Reports on Form 8-K............................11

    Signature.................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                       CAREADVANTAGE, INC AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,                     December 31,
                     ASSETS                                        2001                             2000
                                                                 Unaudited                         Audited
                                                                 ---------                         -------
Current assets:
     Cash and cash equivalents                                   $3,631,000                     $  1,479,000
     Restricted cash                                                106,000                          256,000
     Accounts receivable for services:
         Stockholder                                              1,452,000                        1,228,000
         Other                                                      719,000                        1,078,000
     Other current assets                                           259,000                          145,000
                                                                    -------                          -------

                  Total current assets                            6,167,000                        4,186,000

Property and equipment, at cost less accumulated depreciation       312,000                          438,000
Intangible assets                                                   683,000                          850,000
Other assets                                                        103,000                          113,000
                                                                    -------                          -------

Total Assets                                                    $ 7,265,000                    $   5,587,000
                                                                ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $    65,000                    $     190,000
     Due to stockholder                                                 -                          1,532,000
     Accrued salaries and employee benefits                       1,058,000                          747,000
     Accrued expenses and other current liabilities                 440,000                          335,000
                                                                    -------                          -------


                  Total current liabilities                       1,563,000                        2,804,000


Total Liabilities                                                 1,563,000                        2,804,000
                                                                  ---------                        ---------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,481,664 and 83,533,752                   99,000                           83,000
     Additional capital                                          23,813,000                       22,238,000
     Accumulated deficit                                        (18,210,000)                     (19,538,000)
                                                                ------------                      -----------

Total stockholders' equity                                        5,702,000                        2,783,000
                                                                  ---------                        ---------
Total liabilities and stockholders' equity                      $ 7,265,000                    $   5,587,000
                                                                ===========                    =============


                           The accompanying notes are an integral part of these financial statements.


                                       CAREADVANTAGE, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                   Three Months Ended                         Nine Months Ended
                                                     September 30,                              September 30,
                                                   2001          2000                         2001         2000
                                                   ----          ----                         ----         ----

Net revenues                                    $5,016,000       $4,479,000             $15,439,000     $13,367,000

Costs of services                                2,772,000        2,187,000               8,384,000       6,642,000
                                                 ---------        ---------               ---------     -----------


Gross margin                                     2,244,000        2,292,000               7,055,000       6,725,000
                                                 ---------        ---------               ---------       ---------

Operating expenses:

Selling, general and administration              1,713,000        1,945,000               5,149,000       5,754,000
Depreciation and amortization                      152,000          194,000                 491,000         553,000
                                                   -------          -------                 -------         -------

Total operating expenses                         1,865,000        2,139,000               5,640,000       6,307,000
                                                 ---------        ---------                ---------      ---------

Operating income                                   379,000          153,000               1,415,000         418,000

Interest income - net                               17,000           15,000                  36,000          38,000

Provision for income taxes                          48,000                -                 123,000               -
                                                   --------      ----------               ---------       ---------

Net income                                         348,000          168,000               1,328,000         456,000
                                                   =======          =======               =========       =========

Net income -

Basic                                                 $.00             $.00                    $.02            $.01
                                                      ====             ====                    ====            ====

Diluted                                               $.00             $.00                    $.02            $.00
                                                      ====             ====                    ====            ====

Weighted average number
of common shares outstanding -

       Basic                                    91,529,000       83,255,000               86,170,000     83,011,000
                                                ==========       ==========               ==========     ==========

       Diluted                                  93,293,000       88,205,000               87,933,000     91,210,000
                                                ==========       ==========               ==========     ==========

                      The accompanying notes are an integral part of these financial statements.



                        CAREADVANTAGE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                          Nine Months Ended
                                                               September 30,            September 30,
                                                                   2001                     2000
                                                                   ----                     ----
Cash flows from operating activities:

Net income                                                      $ 1,328,000             $ 456,000

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and amortization                                       592,000               679,000
Compensation due to option issuance                                  11,000                38,000
Deferred revenue                                                          -               (98,000)

Change in assets and liabilities:

Accounts Receivable                                                 135,000              (423,000)
Other assets                                                       (114,000)              (32,000)
Accounts payable                                                   (125,000)               27,000
Accrued expenses and other liabilities                              465,000              (103,000)
Due to stockholder                                                        -               (63,000)
                                                                  ---------              --------

Net cash provided from
operating activities                                              2,292,000               481,000
                                                                  ---------               -------

Cash flows from investing activities:

Capital expenditures                                               (298,000)              (94,000)
                                                                   ---------              --------

Net cash  (used by) investing
activities                                                         (298,000)              (94,000)
                                                                  ---------               --------

Cash flows from financing activities:

Transfer from restricted cash                                       150,000                     -
Proceeds from issuance of common stock                                8,000                36,000
                                                                  ---------                ------

Net cash provided from financing activities                         158,000                36,000
                                                                   --------               -------

Net  increase in cash                                             2,152,000               423,000

Cash - beginning of fiscal year                                   1,479,000             1,615,000
                                                                  ---------             ---------

Cash - end of period                                             $3,631,000            $2,038,000
                                                                 ==========            ==========



             The accompanying notes are an integral part of these financial statements.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note A--Basis of preparation:

The condensed consolidated financial statements as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 have been prepared by CareAdvantage, Inc. (the "Company") and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2001 and 2000.

Certain information and note disclosures required to be included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of operating results to be expected for the full year.

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

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the nine months ended September 30, 2001 and September 30, 2000:

                                       September 30,         September 30,

                                          2001                   2000
                                          ----                   ----

Income taxes paid                        51,000                41,000
Interest paid                            44,000                     0

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note E - Exercise of Stock Options

During the nine months ended September 30, 2001, certain employees exercised options that resulted in the issuance of 170,000 shares of common stock.


Note F - New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired be recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under previous accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually or more frequently, as a result of an event or change in circumstances that would indicate an impairment may have occurred.

Goodwill must be tested for impairment in the year of adoption with an initial test indicating potential impairment to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization.

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

GENERAL OVERVIEW:

CareAdvantage,  Inc.  ("CAI"  or the  "Company")  and its  direct  and  indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and healthcare cost containment services designed to enable healthcare insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The management services include care management program enhancement services, executive and clinical management services, and training programs; the healthcare cost containment services include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's management services have been provided to integrated healthcare delivery systems; the Company's healthcare cost containment services have been principally provided to several of the statewide Blue Cross/Blue Shield ("BCBS") health service organizations in the Northeastern United States.

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



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the nine and three months ended September 30, 2001, with those for the nine and three months ended September 30, 2000. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2001 and September 30, 2000 were approximately $5,016,000 and $4,479,000, respectively. This represents an increase of approximately $537,000 for the three-month period ended September 30, 2001 from the corresponding period of the prior year. The increase for the three months ended September 30, 2001 is largely due to increased revenue of approximately $247,000 from new contracts and an increase of approximately $290,000 in revenue from the Company's existing customers.

                              CAREADVANTAGE, INC.

Cost of services:

The Company's total direct cost of services for the three-month periods ended September 30, 2001 and September 30, 2000 was approximately $2,772,000 and $2,187,000, respectively. This represents an increase of approximately $585,000 for the three-month period ended September 30, 2001 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended September 30, 2001 was primarily due to increased costs related to new contracts (i.e., increased personnel costs of approximately $269,000, and medical consulting services of $208,000), travel costs of approximately $63,000, and professional costs of approximately $54,000, offset by a decrease in depreciation and amortization expense of approximately $9,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended September 30, 2001 and September 30, 2000 were approximately $1,713,000 and $1,945,000, respectively. This represents a decrease of approximately $232,000 for the three-month period ended September 30, 2001 over the corresponding period of the prior year. This decrease for the three-month period ended September 30, 2001 is largely due to decreases in information systems and communication costs of approximately $51,000 and professional costs of approximately $275,000, offset by increases in facility costs of approximately $76,000, travel costs of approximately $16,000 and other general and administrative costs of approximately $2,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended September 30, 2001 and September 30, 2000 were approximately $183,000 and $233,000, respectively. Approximately $31,000 and $39,000 of such amounts were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended September 30, 2001 and September 30, 2000 was approximately $17,000 and $15,000, respectively. This represents an increase of approximately $2,000 in net interest income for the three-month period ended September 30, 2001 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $7,000 pursuant to a Horizon BCBSNJ promissory note, offset by decreased interest income of approximately $2,000 from the Company's short-term investments and increased interest costs of approximately $3,000 pursuant to an obligation to a Horizon subsidiary.



Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2001 and September 30, 2000 were approximately $15,439,000 and $13,367,000, respectively. This represents an increase of approximately $2,072,000 for the nine-month period ended September 30, 2001 from the corresponding period of the prior year. The increase for the nine months ended September 30, 2001 is largely due to increased revenue of approximately $2,332,000 from new contracts offset by a decrease of approximately $260,000 in revenue from the Company's existing customers.

Cost of services:

The Company's total direct cost of services for the nine-month periods ended September 30, 2001 and September 30, 2000 was approximately $8,384,000 and $6,642,000, respectively. This represents an increase of approximately $1,742,000 for the nine-month period ended September 30, 2001 over the corresponding period of the prior year. The increase in the cost of services for the nine-month period ended September 30, 2001 was primarily due to increased costs related to new contracts (i.e., increased personnel costs of approximately $674,000, travel costs of approximately $309,000 and medical consulting services of

                              CAREADVANTAGE, INC.

$704,000), other travel costs of approximately $24,000 and professional costs of approximately $57,000, offset by a decrease in depreciation and amortization expense of approximately $26,000.



Operating expenses:

Selling, general, and administrative:

The  Company's  total  selling,   general,  and  administrative  costs  for  the
nine-month periods ended September 30, 2001 and September 30, 2000 were approximately $5,149,000 and $5,754,000, respectively. This represents a decrease of approximately $605,000 for the nine-month period ended September 30, 2001 over the corresponding period of the prior year. The decrease for the nine-month period ended September 30, 2001 is largely due to decreases in personnel costs of approximately $360,000, information and communication costs of approximately $142,000, travel costs of approximately $33,000, professional costs of approximately $207,000 and other general and administrative costs of approximately $34,000, offset by increases in facility costs of approximately $170,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the nine-month periods ended September 30, 2001 and September 30, 2000 were approximately $592,000 and $679,000, respectively. Approximately $101,000 and $126,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the nine-month periods ended September 30, 2001 and September 30, 2000 was approximately $36,000 and $38,000, respectively. This represents a decrease of approximately $2,000 in net interest income for the nine-month period ended September 30, 2001 from the corresponding period of the prior year. The decrease in net interest income is largely due to increased interest costs of approximately $23,000 pursuant to an obligation to a Horizon subsidiary, offset by decreased interest costs of approximately $8,000 pursuant to a Horizon BCBSNJ promissory note and increased interest income of approximately $13,000 from the Company's short-term investments.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2001, the Company had working capital of approximately $4,604,000, stockholders equity of approximately $5,702,000 and an accumulated deficit of approximately $18,210,000. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the healthcare industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.



Financial condition:

At September 30, 2001, the Company had cash of approximately $3,737,000 and working capital of approximately $4,604,000. At December 31, 2000, the Company had cash of approximately $1,735,000 and working capital of approximately $1,382,000.

Net cash provided by operating activities amounted to approximately $2,292,000 and $481,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in cash provided of approximately $1,811,000 from 2001 operating activities is largely due to an increase in accrued expenses and other liabilities of approximately $568,000, an increase in accounts receivable of approximately $621,000 and an increase of $872,000 in net profit, offset by a decrease in accounts payable of approximately

                              CAREADVANTAGE, INC.

$152,000, a decrease in non-cash charges of approximately $16,000 and a decrease in other assets of approximately $82,000.

Net cash used in investing activities amounted to approximately $298,000 and $94,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

Net cash provided by financing activities amounted to approximately $158,000 and $36,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in cash of approximately $122,000 is due to the transfer of restricted cash of $150,000 and an increase of approximately $8,000 due to proceeds from issuance of common stock in 2000.

While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for the calendar year ending December 31, 2001.


Capital resources:

On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement" which was subsequently amended to extend the closing date to September 30, 2001. Under the terms of the agreement, the Company has paid and satisfied amounts outstanding to Horizon BCBSNJ of $1,577,740 by issuance of its common stock. The amount of $1,577,740 consists of the promissory note dated April 1, 1997, with a balance at June 30, 2001 of $692,571, the amount due to a Horizon BCBSNJ subsidiary of $839,000, and accrued interest of $46,169. The transaction closed on August 16, 2001.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 2001.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

           None.

     (b) Reports on Form 8-K.

               On August 3, 2001, the Company filed a Report on Form 8-K, dated July 31, 2001, under Items 4 and 7 of Form 8-K, announcing that the Company would no longer retain Richard A. Eisner as its independent auditor.

               On August 20, 2001, the Company filed a Report on Form 8-K, dated August 16, 2001, under Items 5 and 7 of Form 8-K, announcing that the Company executed a Debt Satisfaction Agreement to convert $1.58 million in indebtedness owed to Horizon Blue Cross and Blue Shield of New Jersey and Horizon Healthcare of New Jersey, Inc. into 15,777,400 shares of the Company's common stock.

                              CAREADVANTAGE, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CareAdvantage, Inc



November 12, 2001         /s/Dennis J. Mouras
                          --------------------
                          Dennis J. Mouras
                          Chief Executive Officer



November 12, 2001         /s/R. Christopher Minor
                          ----------------------
                          R. Christopher Minor
                          Chief Financial Officer