Form 10KSB
period 2001-12-31
CAREADVANTAGE INC
filed 2002-03-28
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001
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

       Registrant's telephone number, including area code: (732) 602-7000
             Securities registered pursuant to Section 12(b) of the
                           Exchange Act of 1934: NONE


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $20,264,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2002 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $490,469.


The number of shares of common stock outstanding as of March 14, 2002 was 99,787,000.

              Transitional Small Business Disclosure Format Yes      No X
                                                                ----   ---
     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

Item 1.    Description of Business
-------    -----------------------

Introduction and Background

     CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary health care Management, Inc. ("CHCM"), are in the business of providing management and health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The management services include care management program enhancement services, executive and clinical management services, and training programs; the health care cost containment services include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's management services have been provided to integrated health care delivery systems; the Company's health care cost containment services have been principally provided to several of the statewide Blue Cross/Blue Shield health service organizations in the Northeastern United States.

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

     Initially, CAI relied on PMDX to provide the bulk of its working capital. In addition to transferring all of its AHS stock to the Company, PMDX made a total of $9,700,059 in working capital advances to CAI (the last such advance being made in July 1995). Pursuant to a revised separation agreement between CAI and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with CAI's separation from PMDX.

     On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. ("CW Ventures") and with Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross Blue Shield of New Jersey, Inc. ("Horizon BCBSNJ"). The transactions included the sale to CW Ventures of 3,903,201 shares of the Company's common stock, par value $.001 per share ("Common Stock") at a purchase price of $0.2562 per share (after adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock as discussed below) for an aggregate of $1,000,000 and the issuance of an 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 (the "CW Note"). By its terms, CW Ventures was required to exchange the CW Note on June 30, 1998 for shares of the Company's Common Stock absent any events of default, as defined in the CW Note. The CW Note, which was collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 23 1/3% of the outstanding shares of the Company's common stock on a fully diluted basis as of February 22, 1996. Accordingly, the 3,903,201 shares issued to CW Ventures, together with the shares issuable upon the exchange of the CW Note, would comprise 35% of the outstanding shares of the Company's Common Stock on a fully diluted basis as of February 22, 1996 (such percentage was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the "CW Warrants") to purchase 166,667 shares of the Company's Common Stock at an exercise price equal to $0.96 per share (after an adjustment for the "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock).

     Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary, Enterprise Holding Company, Inc. ("EHC"). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company's financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and Horizon BCBSNJ (as amended from time to time, the "Services Agreement") whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 by CAHS in favor of EHC, which was subsequently assigned to Horizon BCBSNJ (the "Horizon BCBSNJ Note"). The Horizon BCBSNJ Note was collateralized by substantially all of the assets of the Company and its subsidiaries. The Horizon BCBSNJ Note was originally exchangeable into that number of shares of the Company's Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the Horizon BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted. The excess of the purchase price over the fair value of CHCM's tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement.

     Since the Company did not have a sufficient number of authorized and unissued shares of Common Stock to permit the issuance of the required number of shares upon exchange of the CW Note and the Horizon BCBSNJ Note, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation in August 1996, which decreased the number of authorized shares of Common Stock to 90,000,000 shares, creating a new class of "blank check" preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a "one (1) for six (6)" reverse stock split of the Company's outstanding Common Stock. As a result, and pursuant to the terms of the Horizon BCBSNJ Note, the Horizon BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of Common Stock of the Company.

     Pursuant to the terms of the CW Note and the Horizon BCBSNJ Note, because the Company failed to realize at least $15,000,000 in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, the Company issued an aggregate of 50,156,559 additional shares of Common Stock to Horizon BCBSNJ and CW Ventures on February 27, 1997.

     On August 16, 2001, pursuant to a Satisfaction of Debt Agreement dated November 1, 2000, among the Company, Horizon BCBSNJ and one of Horizon BCBSNJ's subsidiaries, Horizon health care of New Jersey, Inc., the Company issued 15,777,400 shares of its common stock in exchange for the cancellation of approximately $1.6 million owed by it.

     The Company, Horizon BCBSNJ and CW Ventures are parties to an agreement dated February 22, 1996 (the "Stockholders Agreement") pursuant to which the parties agreed that the Board shall consist of seven members. From May 22, 1997, to February 8, 2001, the agreement was modified to provide for merely six Board members; on February 8, 2001, the Board was restored to seven members.

     The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 602-7000.

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

     The American health care market continues to evolve with an emphasis on consumer choice, patient rights and confidentiality protections, against a backdrop of accelerating costs and an aging population. Employer groups balance concern about the costs of providing health insurance to their employees with the need to maintain a competitive human resource position in a tight labor market. Employers, the traditional customers of commercial health insurance companies, continue to seek strategies to reduce costs while assuring access and satisfaction. Among the strategies is a fundamental shift: some employers are abandoning the middleman role and enabling their employees to make their own benefit decisions. Although this will not occur immediately, some of the barriers, such as restricted access to comparative information, are being eliminated. Additionally, some employers may seek to distance themselves from the potential legal liabilities emerging in the health benefits industry.

     Over the next decade, the health insurance market will increasingly become one of a defined contribution, not defined benefit, and employees will enjoy selection among multiple health insurance products. Among health insurers, premium price differences will become less significant; quality of provider networks will be assumed and relatively non-differentiating; and service will separate winners from losers.

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

Services and Products

     The Company offers management and health care cost containment services to the health insurance industry and health service organizations in order to assure that members receive appropriate health and medical care. The services include focused utilization management services, physician review services, specialty case management services, care management program enhancement services, executive and clinical management services and training programs.

     The Company possesses substantial resources in core areas of information management, member and provider profiling and outreach services, including provider network management and specialty case management and makes them available to its clients in specific packages.

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

     Physician Review Services

     Rapidly changing state legislation and evolving URAC and NCQA standards are driving the need for health plans to seek external, objective clinical review services to support their internal medical review process. The Company offers a panel of board certified physicians representing 48 specialties in traditional and alternative health care. The Company provides physician review services to HMOs, PPOs and indemnity plans.

     Specialty Case Management

     Specialty case management services apply fundamental principles of case management to identify those members in need of coordination of care, with potential for improving the clinical outcomes and with the opportunity to optimize their health insurance benefit while avoiding unnecessary costs. The Company's proprietary method, RightPath(TM), enables its case managers to systematically select those members most in need to apply standard, validated approaches to members with common clinical conditions and to measure outcomes.

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

     Training Programs

     The Company offers an extensive care management training curriculum focused on increasing productivity, improving program outcomes, enhancing quality customer service and promoting quality patient outcomes.


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

     The Company currently maintains a contracted network of more than 112 independent, multi-specialty physician advisors, most of whom are active in managed care practices and some of whom are affiliated with major teaching hospitals. Several of these physicians are currently spending one-to-two days per week on-site with and on behalf of the Company's clients, discussing questionable cases with local specialists and leading meetings with groups of local specialists to disseminate and implement the care management "critical pathways" necessary for effective case management. The Company also uses its nurse reviewers for telephonic review as well as in hospitals to conduct more extensive on-site reviews of patients, whenever possible. On-site review is performed for concurrent review and case management activities. These on-site reviews also include collaboration with the Company's local and national board certified physician employees and advisors. By reviewing on-site, these nurses are in a better position to determine the need for continued stay, and to make necessary arrangements for outpatient care.

     For its services, the Company is compensated either (i) on a fixed-fee per subscriber basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; (iii) on the basis of a combination of both fixed fee per subscriber and performance-based fees; and (iv) on a fee-for-service basis. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

     (a) Revenue under the fixed-fee and fee-for-service arrangements is recognized as the services are provided and the related costs of services are incurred on a pro-rata basis.

     (b) Revenue under the partial fixed-fee/incentive agreements is initially recognized for the monthly fixed-fee component only as services are provided and related costs of services are incurred. Incentives based upon performance are recorded when such amounts can reasonably be determined.

Customers and Marketing

     The Company currently provides its services to five Blue Cross Blue Shield ("BCBS") organizations in the Northeastern United States and to two integrated health care delivery systems pursuant to one or a combination of the compensation arrangements described above. Also, the Company is dependent on Horizon BCBSNJ, a more than 50% stockholder of the Company, for a substantial portion of its revenues, gross margins and cash flows. The loss of Horizon BCBS as a customer would have a material adverse impact on the Company's cash flows and results of operations. The Company had a written service agreement with Horizon BCBSNJ that expired on June 30, 2000. The Company has been continuing to provide services to Horizon pursuant to an oral agreement, pending negotiation of a definitive written contract renewal. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ intends to continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2003. In 2001, Horizon BCBSNJ accounted for approximately 70% of the Company's revenue.

     The Company markets its services to health insurance companies and health service organizations throughout the United States and, on a subcontracting basis, to other care management companies.

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

Competition

     The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company's services. Management is aware of a significant number of independent utilization review firms currently marketing utilization review services directly to employers, small insurers and third party administrators. In addition to other utilization review and medical management companies, the Company competes with insurance companies, that have developed in-house staffs to provide such services. There are a variety of competitors offering component services such as physician reviewers and demand management/patient advisory products. There are also a number of organizations developing a variety of approaches to case and disease management. Some of the Company's competitors have substantially greater financial resources and employ substantially greater numbers of personnel.

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

     It should be noted that in providing utilization review and case management services, the Company makes recommendations regarding what is considered appropriate medical care based upon professional judgments and established protocols. However, the ultimate responsibility for all health care decisions is with the health care provider. Furthermore, the Company is not an insurer and the ultimate responsibility for the payment of medical claims is with the insurer.

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

Employees

     At December 31, 2001, the Company employed a total of 182 full-time employees. Of this total, 130 employees are engaged in servicing its clients. The 52 remaining employees include executives, administrative support, finance, marketing, training and education, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

Item 2.    Description of Property
-------    -----------------------

     The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company has executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

     The Company also maintains rent-free operations offices in approximately 600 square feet of space in Providence, Rhode Island, under an informal oral arrangement with Blue Cross and Blue Shield of Rhode Island ("BCBSRI").

Additionally, the Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

Item 3.    Legal Proceedings
-------    -----------------

     On August 12, 1998, Caruso v. Petillo, et al., was filed against the Company, three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence A. Whipple, and certain others in Superior Court of New Jersey by Robert T. Caruso, a former consultant to the Company. The complaint seeks damages in the approximate amount of $1.8 to $2.0 million on account of the termination of Mr. Caruso's consulting arrangement with the Company on a variety of legal theories including breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. On February 16, 2001, the court dismissed this action with prejudice with respect to defendant Achillare. In May 2001, the matter was scheduled for trial against the remaining defendants -- the Company and Messrs. Petillo and Whipple. Mr. Caruso was unable to attend the trial due to his incarceration in a Federal Detention Center. As a result, Mr. Caruso and the aforesaid remaining defendants signed a Stipulation of Dismissal, terminating the action, without prejudice, and the action was ordered dismissed. Mr. Caruso has since appealed the grant of summary judgement in favor of other defendants (but not the summary judgment in favor of Mr. Achillare), indicating in the Civil Case Information Statement filed in connection with that appeal that "It is [Mr. Caruso's] intent to reinstate the matter once Mr. Caruso is released from the Federal Detention Center." In the event that Mr. Caruso seeks to reinstate the matter or otherwise commence an action on the same claims, the Company plans to vigorously contest such claims. The Company has recorded a provision for Mr. Caruso's contingent claim. There can be no assurance that this provision will be sufficient to satisfy this claim. The Company received notice from its directors and officers liability insurance carrier, Princeton Insurance Company, that it denied coverage in this matter; in September 2001, the Company commenced litigation against Princeton Insurance Company contesting its decision to deny coverage and seeking damages therefor. Princeton has denied liability in that lawsuit and has counter-claimed against the Company for its attorneys' fees in defending the lawsuit. The Company believes the counterclaim is without merit.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     None.

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

                                         2001                     2000
                                         ----                     ----
            Quarter Ended           High       Low          High        Low
            -------------           ----       ---          ----        ---
            March 31,               $.17       $.10         $.48       $.16
            June 30,                $.11       $.10         $.38       $.16
            September 30,           $.15       $.05         $.21       $.11
            December 31,            $.12       $.08         $.20       $.07


(b) Holders: As of March 14, 2002 there were approximately 4,063 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

(c) Dividends: During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on several factors, including the Company's earnings and capital needs.

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations
-------    ---------------------------------------------------------------------

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

Company Risk

     We have had a history of losses. Although our Company was profitable for 2000 and 2001, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2001, we had working capital of approximately $4,525,000, stockholders equity of approximately $5,903,000, and an accumulated deficit of approximately $17,997,000.

     We face aggressive competition because new competitors can enter our field easily and because customers could decide to perform internally the functions or services that we provide. New competitors can enter our field easily. Many of our customers may decide to perform internally functions or services, that we previously provided. Also, some of our providers may decide to compete against us by marketing products and services to our customers.

     Due to increased merger and acquisition activity, we may face stronger competition in the future. Our industry, as well as our customers' industries (i.e., health insurers and HMOs) have experienced significant merger and acquisition activity. Merger and acquisition activity may create stronger competitors or result in decreased opportunities. Strong competition or competition that intensifies in any market will adversely affect our ability to retain or increase customers, or maintain or increase revenue growth, pricing flexibility, or control over medical cost trends and marketing expenses.

     We could incur significant additional costs as a result of litigation based on the adverse medical consequences of our recommendations. We provide cost containment services for health care organizations. Our services include:

        o utilization review, which is the review of the appropriateness of a particular medical event, such as a hospital admission, a particular medical procedure or an additional day of inpatient care;

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

     We base our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols are based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engage in the practice of medicine or that we deliver medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim.

     We depend on effective information systems to deliver products and services to customers. We depend on effective information systems and have linked our computer systems with our customers' computer systems in order to conduct and deliver our products and services. Our information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards and changing customer preferences. Our failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer disputes, regulatory problems and increases in administrative expenses.

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

     Existing laws and regulations may be revised and new laws and regulations could be adopted or become applicable to us. We may not be able to recover these increased costs of compliance from our customers and future changes in applicable laws and regulations could affect adversely our business and financial conditions.

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

     Two stockholders own over 90% of the outstanding shares of our common stock. Our two largest stockholders, Horizon BCBSNJ and CW Ventures, beneficially own more than 90% of the outstanding shares of our common stock. An agreement between our largest stockholders and the Company states that Horizon BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of our Board of Directors for:

     o    two designees of CW Ventures;

     o    two designees of Horizon BCBSNJ;

     o two designees of our management acceptable to CW Ventures and Horizon BCBSNJ; and

     o one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJ.

     The Stockholders Agreement prevents us from taking certain material actions without the consent of Horizon BCBSNJ and/or CW Ventures. If Horizon BCBSNJ and CW Ventures were to vote in the same manner on the election of members of the board of directors or on any other matter requiring approval of a majority of the outstanding shares of common stock, the matter would be approved or defeated, as the case may be, depending on the vote of these two largest stockholders.

     Because our common stock is traded in the over-the-counter market in "pink sheets" or the "OTC Bulletin Board," our stock is illiquid. Our common stock is traded in the over-the-counter market in so-called "pink sheets" or, if available, the "OTC Bulletin Board." The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the value of our common stock. Because our common stock is subject to federal securities rules affecting "penny stock", the market liquidity for our common stock is adversely affected. There is a limited public float in our common stock as the result of the ownership of more than 90% of the common stock by two stockholders.

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

        o generally define a "penny stock" to be any non-NASDAQ equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions;

        o requires broker dealers to deliver, prior to a transaction in a "penny stock", a risk disclosure document relating to the "penny stock" market.

     Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, the rule requires that broker dealers deliver to customers monthly statements that disclose recent price information for the "penny stock" held in the account and information on the limited market in penny stocks.

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


Results of Operations--12 Months Ended December 31, 2001 Compared to 12 Months Ended December 31, 2000

Revenues

     Total revenues for the years ended December 31, 2001 and 2000 were approximately $20,309,000 and $18,237,000, respectively. The increase in revenues of approximately $2,072,000 was primarily attributable to increased revenue of approximately $480,000 due to increased membership on a major account and increased revenue of approximately $1,889,000 due to new contracts, offset by decreased performance revenue of approximately $297,000.


     Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management has worked closely with its customers to secure more timely and accurate data in order to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of a fixed fee based contract. Management believes its estimated performance-based revenues contained in reported revenues for the twelve months ended December 31, 2001 are accurate based upon the data available to management. However, information received by the Company subsequent to the filing of this Form 10-KSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Cost of services:

     Cost of services for the years ended December 31, 2001 and 2000 were approximately $10,953,000 and $9,164,000, respectively. The increase in the cost of services of approximately $1,789,000 is largely due to increases in personnel costs of approximately $895,000 due to increased staffing, travel costs of approximately $223,000 and professional and consulting costs of approximately $717,000, primarily offset by a decrease in other costs of approximately $4,000 and a decrease in depreciation and amortization costs of approximately $42,000.

Operating Expenses

Selling, general and administrative:

     Selling, general and administrative costs for the years ended December 31, 2001 and 2000 were $7,349,000 compared to $7,994,000, respectively. The decrease in selling, general and administrative costs of approximately $645,000 is largely due to decreases in personnel costs of approximately $418,000, professional and consulting costs of approximately $246,000, information and communication costs of approximately $207,000, travel costs of approximately $50,000, offset by an increase of approximately $210,000 in facility costs and an increase of approximately $66,000 in other general and administrative costs.

Depreciation and amortization:

     Depreciation and amortization for the year ended December 31, 2001 aggregated $640,000, of which $131,000 is included in cost of services, compared to $893,000 for the year ended December 31, 2000, of which $173,000 is included in cost of services. The decrease in depreciation and amortization costs of approximately $253,000 is largerly due to assets being fully depreciated. Depreciation and amortization for the year ended December 31, 2001 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ in connection with the acquisition of CHCM of approximately $122,000 (See "Note A to Financial Statements - Introduction and Background"), amortization of approximately $182,000 relating to other intangible assets and depreciation of property and equipment of approximately $336,000.

Interest income/expense:

     Interest income for the years ended December 31, 2001 and 2000 was $92,000 and $96,000, respectively. The decrease in interest income of approximately $4,000 is due to the decline of interest rates in 2001. Interest expense during the fiscal year ended December 31, 2001 was $49,000 compared with interest expense of $43,000 for the year ended December 31, 2000. The increase in interest expense of approximately $6,000 is largely due to increased interest costs relating to Horizon BCBSNJ indebtedness.

Financial Condition

Liquidity and capital resources:

     At December 31, 2001, the Company had cash of $4,297,000 and working capital of approximately $4,525,000. At December 31, 2000, the Company's cash balance was $1,479,000 and working capital was approximately $1,382,000. The increase in working capital of approximately $3,143,000 is largely due to increased operating activities for the twelve months ended December 31, 2001.

     Net cash provided from operating activities amounted to approximately $3,298,000 and $123,000 for the years ended December 31, 2001 and 2000, respectively. This increase in cash provided by operating activities is largely due to an increase in accounts payable of approximately $222,000, an increase in accrued expenses and other liabilities of approximately $212,000, a decrease in other customer receivable of approximately $703,000, an increase in stockholder receivable of approximately $75,000, an increase of approximately $41,000 in other assets, an increase in non-cash charges of approximately $654,000 and an increase of $1,541,000 in net profit.

     Net cash used by investing activities amounted to approximately $651,000 and $53,000 for the years ended December 31, 2001 and 2000, respectively. This increase in cash used of approximately $598,000 is due to increased capital expenditures during the current calendar year.

     Net cash provided/(used) by financing activities amounted to approximately $171,000 and ($206,000) for the years ended December 31, 2001 and December 31, 2000, respectively. This increase in cash is primarily due to proceeds from issuance of common stock of approximately $15,000 and transfers of restricted cash of approximately $156,000.

     While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for calendar year ending December 31, 2002.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
-------  -----------------------------------------------------------------------

     On July 31, 2001, the Company informed Richard A. Eisner & Company, LLP ("Eisner") that it would no longer be retained as the Company's independent auditor. Eisner audited the Company's consolidated financial statements for the years ended December 31, 2000 and 1999. Eisner's reports on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion nor a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the years ended December 31, 2000 and 1999 and during the portion of 2001 prior to the decision to make a change, there were no disagreements between the Company and Eisner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     Effective July 31, 2001, the Company retained Arthur Andersen LLP ("AA") to serve as its independent auditor for fiscal year 2001. During the Company's two most recent fiscal years and during the portion of 2001 prior to the board of directors' decision, the Company did not consult with AA regarding the application of accounting principles to a specified transaction nor the type of audit opinion that might be rendered on the Company's consolidated financial statements.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
-------  -----------------------------------------------------------------------

The Company's directors, executive officers and control persons as of December 31, 2001 are as follows:

   Name                           Age       Positions with the Company
   ----                           ---       --------------------------
   William J. Marino (1)          58        Chairman of the Board of Directors
   Robert J. Pures (2)            56        Director
   Barry Weinberg (1)             63        Director
   Walter Channing, Jr. (2)       61        Director
   David J. McDonnell (1) (2)     59        Director
   David G. Noone (3)             48        Director
   Dennis J. Mouras (3)           45        Chief Executive Officer, President and Director
   Daniel J. Potterton            48        Executive Vice President, Operations
   R. Christopher Minor           47        Senior Vice President & Chief Financial Officer
   Michael Eleff, M.D.            47        Senior Vice President & Chief Medical Officer
---------------------------------------------------------------------

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

     The Company, Horizon BCBSNJ and CW Ventures are parties to the Stockholders Agreement, pursuant to which Horizon BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members acceptable to CW Ventures and Horizon BCBSNJ will be designated by management of the Company, and one member not associated with the operations of the Company who is acceptable to CW Ventures and Horizon BCBSNJ (See "Description of Business - Introduction and Background" above). CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. Horizon BCBSNJ has designated William J. Marino and Robert J. Pures as members of the Board.

     The following sets forth certain information with respect to each director and executive officer of the Company:

     William J. Marino has been a director of the Company since February 1996. He has been President, Chief Executive Officer and a director of Horizon BCBSNJ since January 1994, and Senior Vice President of Horizon BCBSNJ from January 1992 through December 1993. Mr. Marino also currently serves as a director of Computer Horizons, Inc.

     Robert J. Pures has been a director of the Company since February 1996. He has been Senior Vice President - Administration, Chief Financial Officer and Treasurer of Horizon BCBSNJ since 1995, and Vice President Finance and Treasurer of Horizon BCBSNJ from October 1985 through July 1995.

     Barry Weinberg has been a director of the Company since May 1997. He has been President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Weinberg currently serves on the boards of directors of several privately owned companies (including Tanical, Inc.) and is a general partner of CW Partners.

     Walter Channing, Jr. has been a director of the Company since May 1997. He has been Vice President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Channing currently serves on the boards of directors of several privately owned companies (including Alignis, Inc. and Clareos, Inc.) and is a general partner of CW Partners.

     David J. McDonnell has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd., a behavioral managed care company, where he served as that company's Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.'s board of directors from 1991 to 1993. Mr. McDonnell currently serves as a member of the compensation committee of the Brown Schools.

     David G. Noone has been a director of the Company since January 1999, CEO from January 1999 until February 15, 2001 and an employee engaged in identifying and pursuing strategic business combinations from February 15, 2001 to September 2001. Prior to his service with the Company, Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia. From December 1993 to February 1995, Mr. Noone served as President and Chief Executive Officer of Value Health Insurance Services Group, another Value Health, Inc. subsidiary, where he was responsible for the development of a diversified managed health care company serving the property casualty, group health and auto liability sectors. Prior to that time, Mr. Noone served as President and Chief Operating Officer of Preferred Health Care Ltd. from 1992 to 1993 and in a variety of capacities with that company from 1987 to 1992. Effective February 15, 2001, Mr. Noone resigned his position as Chief Executive Officer of the Company.

     Dennis J. Mouras has served as the Chief Executive Officer and a director of the Company since February 15, 2001. He has served as President and Chief Operating Officer of the Company since October 30, 2000, and as the Executive Vice President of Marketing and Sales of the Company from April 1999 to October 30, 2000. Prior to that, Mr. Mouras served as President of Intracorp, Inc. from January 1997 to January 1999 and as President and General Manager of CIGNA health care of Colorado from October 1994 to January 1997.

     Daniel J. Potterton has served as Executive Vice President, Operations, of the Company since February 20, 2001. Prior to that, in 1999 Mr. Potterton was an independent consultant to health plans and venture capital investment institutions, and from 1995 to 1999, he served as the President of MCC Behavioral Care, Inc. a subsidiary of CIGNA health care.

     R. Christopher Minor has served as Senior Vice President and Chief Financial Officer of the Company since April 2000. Prior to that, Mr. Minor served as Senior Vice President & Treasurer of Hermitage Insurance Company from December 1997 to March 2000, and as Vice President and Chief Financial Officer of One Call Medical, Inc. from August 1996 to December 1997. Prior to that, Mr. Minor served as Vice President and Chief Financial Officer of Value Behavioral Health from January 1994 to March 1996.

     Michael Eleff, M.D., has served as Senior Vice President and Chief Medical Officer of the Company since October 1999; and as the Company's Vice President for Medical Management from June 23, 1997, to September 1999. Prior to joining the Company, Dr. Eleff served as Chief Medical Officer and Vice President of Aetna Health Plans of Ohio since September 1995.


Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 2001 its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that Mr. Noone inadvertently failed to report in a timely manner his exercise of options and grant of options; these transactions were reported late on a Form 4. In addition, Mr. Mouras inadvertently failed to include his ownership of 100 shares of the Company's common stock on his initial Form 3 filing and on subsequent reports; these filings have all been amended.

Item 10.   Executive Compensation
--------   ----------------------

                             EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company for each of the three calendar years ended December 31, 2001, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

                                                         Summary Compensation Table



                                                          Annual Compensation                     Long Term
                                                                                                 Compensation
------------------------------------------------------------------------------------------------------------------------------------

                                 Year Ended                                                        Securities
     Name and Principal          December 31,    Salary         Bonus       Other Annual           Underlying          All Other
          Position                                                          Compensation(2)     Options/SARSs(#)     Compensation

------------------------------------------------------------------------------------------------------------------------------------
David G. Noone (3)                  2001        $101,538         $-0-          $13,208             400,000            $1,385 (1)
Chief Executive Officer             2000        $300,000         $-0-           $-0-                  -0-             $5,100 (1)
                                    1999        $295,385         $-0-           $-0-              3,600,000           $4,800 (1)
------------------------------------------------------------------------------------------------------------------------------------
Dennis J. Mouras (3)                2001        $285,000         $-0-          $31,774               -0-              $5,100 (1)
Chief Executive Officer &           2000        $229,615         $-0-          $64,728            2,500,000           $5,100 (1)
President                           1999        $155,769         $-0-          $41,538             500,000               $-0-
------------------------------------------------------------------------------------------------------------------------------------
Daniel J. Potterton(4)              2001        $165,000         $-0-          $65,675             500,000            $4,500 (1)
Senior Vice President               2000          $-0-           $-0-           $-0-                 -0-                 $-0-
& Chief Operating Officer           1999          $-0-           $-0-           $-0-                 -0-                 $-0-
------------------------------------------------------------------------------------------------------------------------------------
Christopher Minor                   2001        $210,000         $-0-           $-0-                 -0-              $5,100 (1)
Senior Vice President               2000        $145,385         $-0-           $-0-               700,000               $-0-
& Chief Financial Offer             1999          $-0-           $-0-           $-0-                 -0-                 $-0-
------------------------------------------------------------------------------------------------------------------------------------
Michael Eleff, MD(5)                2001        $232,000         $-0-           $-0-                 -0-              $5,097 (1)
Senior Vice President               2000        $232,000         $-0-           $-0-                 -0-              $5,100 (1)
& National Medical Director         1999        $213,385         $-0-           $-0-               813,000            $2,715 (1)
------------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------


(1)  Represents Company matching contributions to a 401(k) profit sharing/savings plan.

(2)  Other Annual Compensation includes taxable fringe benefits, unused accrued vacation days, relocation allowances, and, in the case of Mr. Mouras, for 2000 and 1999, commissions.

(3)  As of February 15, 2001, Mr. Noone resigned as Chief  Executive  Officer and Mr. Mouras was appointed to that office.
     Also, as of that date, the Board of Directors was expanded to seven members and Mr. Mouras was appointed as director.

(4)  Mr. Potterton joined the Company on February 20, 2001.

(5)  Dr. Eleff was designated as an executive officer by the Company's Board of Directors on April 30, 2001.


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

     All  options  granted  under the Plan are  exercisable  during  the  option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. Unless the Committee otherwise provides, in the event an option grantee's employment is terminated other than by death or disability, such person shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. Unless the Committee otherwise provides, in the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date. A grantee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

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

     The Board of Directors has the authority to terminate the Plan as well as to make changes in and additions to such Plan. The Plan will terminate on June 6, 2006, unless previously terminated by the Board of Directors. However, unless approved by the stockholders of the Company, the Board of Directors may not change the aggregate number of shares subject to the Plan, materially modify the requirements of eligibility to such Plan or materially increase the benefits accruing to participants under such Plan.


                        Option Grants in Last Fiscal Year
--------------------------------------------------------------------------------

                       Number of      % of Total
                       Securities      Options
                       Underlying     Granted to    Exercise
           Name         Options      Employees in   Price
                      Granted (#)    Fiscal Year   per Share  Expiration Date
--------------------------------------------------------------------------------
David G. Noone          400,000          25%         $0.14     March 15, 2004
--------------------------------------------------------------------------------
Daniel J. Potterton     500,000          31%         $0.12     May 2, 2004
--------------------------------------------------------------------------------

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


                             Number of                     Value of
                         Shares Underlying          Unexercised In-the-Money
                       Unexercised Options at              Options at
                          December 31, 2001            December 31, 2001
     Name              Exercisable/Unexercisable   Exercisable/Unexercisable (1)
     ----              -------------------------   -----------------------------

David G. Noone              511,111/288,889                $38,000/$0
Dennis J. Mouras          1,388,889/1,611,111                   $0/$0
Daniel J. Potterton               0/500,000                     $0/$0
R. Christopher Minor        397,222/302,778                     $0/$0
Michael Eleff, M.D.         790,417/22,583                 $75,090/$2,145

----------------------------------------------------------

(1) Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company's Common Stock of $0.095 on December 31, 2001.


Employment Agreements and Board Appointments

Noone Employment Agreement

     Effective as of January 8, 1999 the Company entered into an Employment Agreement and Confidentiality, Invention and Non-Compete Agreement of even date therewith with David Noone, its former Chief Executive Officer (collectively, the "Noone Agreements"). Under the Noone Agreements, Mr. Noone received stock options as of the commencement date providing Mr. Noone with an option to purchase Common Stock in an amount equal to four (4%) of the Company's capitalization on such date, upon the terms and conditions set forth therein. As of February 15, 2001, Mr. Noone resigned as Chief Executive Officer of the Company, and commenced serving as a part-time employee of the Company pursuant to an employment agreement dated as of that date which, except as provided therein, superceded the Noone Agreements, as amended, and provided for an annual salary of $90,000, the grant of incentive stock options to purchase 400,000 shares of the Company's Common Stock and certain employee benefits. As of September 30, 2001, Mr. Noone's employment with the Company ceased. On October 1, 2001, the Board of Directors amended this last option grant to convert the grant from incentive stock options to non-qualified options and to include service as a director as service with the Company for purposes of the option agreement's change the termination of employment provisions to prevent this option grant from lapsing upon Mr. Noone's termination of employment. Mr. Noone is subject to a non-compete restriction during the two years following the termination of his employment

Mouras Employment Agreement

     As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the "Mouras Employment Agreement"), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company's Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options pursuant to the Company's Stock Option Plan for 2,500,000 shares, and (c) other benefits set forth therein. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras' employment.

Potterton Employment Agreement

     By letter dated January 31, 2001, the Company entered into an agreement with Daniel J. Potterton, its Executive Vice President, Operations (the "Potterton Agreement"). The term of the Potterton Agreement commenced February 20, 2001, pursuant to which Mr. Potterton is entitled to (a) an annual salary of $195,000, (b) a cash bonus opportunity of up to $30,000, (c) the grant of stock options, subject to Board approval, to purchase 500,000 shares of the Company's Common Stock, and (d) other benefits set forth therein.

Minor  Employment Agreement

     Effective as of April 17, 2000, the Company entered into an Employment Agreement with R. Christopher Minor, its current Senior Vice President and Chief Financial Officer (the "Minor Agreement"). The term of the Minor Agreement commenced April 17, 2000, and continues for a one-year term, after which it renews automatically for successive one-year terms unless otherwise terminated in accordance with its terms. Under the Minor Agreement, Mr. Minor is entitled to (a) an annual salary of $210,000, (b) a stock option to purchase 500,000 shares of the Company's Common Stock, and (c) other benefits set forth therein. Mr. Minor is subject to a non-compete restriction during the term of his employment and for a period of one year thereafter.

Eleff Employment Agreement

     Effective as of June 23, 1997, the Company entered into an Employment Agreement with Michael Eleff, M.D., its current Senior Vice President and Chief Medical Officer (the "Eleff Agreement"). The initial term of the Eleff Agreement was for two years; since June 23, 1999, the agreement has been renewing automatically for successive one-year terms in accordance with its provisions and is subject to termination by either party in accordance with its terms. Pursuant to the Eleff Agreement, Dr. Eleff (a) is presently being paid an annual salary of $232,000, (b) has received the grant of an incentive stock option to purchase 813,000 shares of the Company's Common Stock, and (c) and is entitled to other benefits set forth therein. Mr. Eleff is subject to a non-compete restriction during the term of his employment and for a period of one year thereafter.

Compensation of Directors

Generally

     No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested directors who are neither officers nor associated with stockholders. Disinterested directors had been paid $1,000 for each meeting of the Board of Directors they attended, which amount was increased to $1,200 for each such meeting effective as of October 15, 2001. Disinterested Directors are also eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 2001, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company's Common Stock. The option may be exercised at $.08 per share, and becomes exercisable as follows: (a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000; and (c) the remaining 133,334 of such shares become exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26th day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth as of March 14, 2002 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     Beneficial Ownership of Common Stock by
                       Certain Stockholders and Management

                                  Number of Shares
    Name of Beneficial Owner    Beneficially Owned (1)  Percent of Ownership (2)
    ------------------------    ----------------------  ------------------------

Principal Holders:
    Horizon Blue Cross and Blue Shield of
       New Jersey (3)(4)(5)             53,394,820                53.51%
    CW Ventures II, L.P.(5)(6)          37,617,420                37.70%

Management:
    William J. Marino (3)                      334                   *
    Robert J. Pures (3)                          -                   *
    Walter Channing, Jr. (5)(6)(7)      37,617,420                37.70%
    Charles Hartman (5)(6)(7)           37,617,420                37.70%
    Barry Weinberg (5)(6)(7)            37,617,420                37.70%
    David J. McDonnell (8)(9)(10)          300,000                   *
    David G. Noone (9)(10)               2,055,556                 2.03%
    Dennis J. Mouras (9)(10)             1,736,211                 1.71%
    Daniel J. Potterton (9)(10)            180,556                   *
    R. Christopher Minor (9)(10)           464,333                   *
    Michael Eleff, M.D. (9)(10)            813,000                   *

    All Directors and executive officers as
    a Group (8 persons) (7)(10)         43,167,076                48.87%
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

(8) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(9) The business address of Messrs. Noone, Mouras, Potterton and Minor and Dr. Eleff is 485-C Route 1 South, Iselin, New Jersey 08830.

(10) 300,000 of Mr. McDonnell's shares of Common Stock, 555,556 of Mr. Noone's shares of Common Stock, 1,736,111 of Mr. Mouras' shares of Common Stock, 180,556 of Mr. Potterton's shares of Common Stock, 464,333 of Mr. Minor's shares of Common Stock, 813,000 of Dr. Eleff's shares of Common Stock and 4,049,656 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on March 14, 2002 or that will become exercisable within 60 days of such date.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the Horizon BCBSNJ Note, see "Description of Business - Introduction and Background." On August 16, 2001, pursuant to a Satisfaction of Debt Agreement dated November 1, 2000, among the Company, Horizon BCBSNJ and one of Horizon BCBSNJ's subsidiaries, Horizon health care of New Jersey, Inc., the Company issued 15,777,400 shares of its common stock in exchange for the cancellation of approximately $1.6 million owed by it. As of December 31, 2001, Horizon BCBSNJ is the beneficial owner of 53,394,820 shares of Common Stock, constituting 53.51% of the Company's outstanding Common Stock. Currently, the Company is receiving from Horizon BCBSNJ approximately $1,300,000 per month as a result of an oral agreement to provide it care management services. In addition, two (2) of Horizon BCBSNJ officers are directors of the Company: Robert Pures, a director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ; and William Marino, a director of the Company is also a director, President and Chief Executive Officer of Horizon BCBSNJ.

     The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock if the Company failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Introduction and Background." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Introduction and Background." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 31, 2001, CW Ventures is the beneficial owner of 37,617,420 shares of Common Stock, constituting 37.70% of the outstanding Common Stock. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a director of the Company and is also a General Partner of CW Partners; Walter Channing, Jr. is a director of the Company and is also a General Partner of CW Partners.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

(a)      Exhibits

Exhibit  Description of Exhibit
No.      ----------------------
-------

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

3.11 Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

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

10.20 Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company's Form 10KSB for the year ended October 31, 1997.

10.21 Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company's Form 10KSB for the year ended October 31, 1997.

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit
         10.22 filed with the Company's Form 10-KSB for the year ended October 31, 1997.

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

10.32 Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.34 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.

10.35 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company, incorporated by reference to Exhibit 10.35 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement"), incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit
         10.37 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.40 Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-KSB for the year ended December 31, 1999.

10.41 Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon health care of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42 Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit
        10.2 filed with the Company's Form 10-QSB for the quarter ended September 30, 2000.

10.43 Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon health care of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary health care Management, Inc,, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44 Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon health care of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary health care Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.45 Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc. , incorporated by reference to
         Exhibit 10.2 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

16.1     Letter  regarding  change in accountants,  incorporated by reference to
         Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 1996.

16.2     Letter  regarding  change in accountants,  incorporated by reference to
         Exhibit 16 filed on the Company's Form 8-K dated July 31, 2001.

23.1     Consent of Independent Auditors*

23.2     Consent of Independent Auditors*

99.1     Letter to Commisson Pursuant to Temporary Note 3T.*
--------------------------------------------
*filed herewith

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CareAdvantage, Inc.
                                      -------------------
                                      (Registrant)

Date: March 27, 2002      By:/s/ Dennis J. Mouras
                             ---------------------------------------------------
                             Dennis J. Mouras, Chief Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 27, 2002      By:/s/ Dennis J. Mouras
                             ---------------------------------------------------
                             Dennis J. Mouras, Chief Executive Officer, Director (Principal Executive Officer)

Date: March 27, 2002      By:/s/ Christopher Minor
                             ---------------------------------------------------
                             R. Christopher Minor, Senior VP & Chief Financial Officer
                             (Principal Financial and Accounting Officer)

Date: March 27, 2002      By:/s/ William J. Marino
                             ---------------------------------------------------
                             William J. Marino, Director

Date: March 27, 2002      By:/s/ Robert J. Pures
                             ---------------------------------------------------
                             Robert J. Pures, Director

Date: March 27, 2002      By:/s/ Barry Weinberg
                             ---------------------------------------------------
                             Barry Weinberg, Director

Date: _____________       By:
                             ---------------------------------------------------
                             Walter Channing, Jr., Director

Date: March 27, 2002      By:/s/ David McDonnell
                             ---------------------------------------------------
                             David McDonnell, Director

 Date: ____________       By:
                             ---------------------------------------------------
                             David Noone, Director

                               CAREADVANTAGE, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                       Page
                                                                           ----

  Independent Auditors' Report                                               F-2

  Independent Auditors' Report                                               F-3

  Consolidated Balance sheets as of December 31, 2001 and 2000               F-4

  Consolidated Statements of operations for the years ended December 31,
  2001 and 2000                                                              F-5

  Consolidated Statements of stockholders' equity for the years ended
  December 31, 2001 and 2000                                                 F-6

  Consolidated Statements of cash flows for the years ended December 31,
  2001 and 2000                                                              F-7

  Notes to financial statements                                              F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.

We have audited the consolidated balance sheet of CareAdvantage, Inc. and subsidiari es as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CareAdvantage, Inc. and subsidiaries as of December 31, 2000 were audited by other auditors whose report, dated February 22, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


New York, New York
March 18, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Richard A. Eisner & Company, LLP

New York, New York
February 22, 2001


                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                           ASSETS
Current assets:
   Cash                                                                                       $     4,297,000  $     1,479,000
   Restricted cash                                                                                    100,000          256,000
   Accounts receivable:
      Stockholder                                                                                   1,303,000        1,228,000
      Other                                                                                           375,000        1,078,000
   Other current assets                                                                               139,000          145,000
                                                                                              ---------------  ---------------

        Total current assets                                                                        6,214,000        4,186,000

Property and equipment, at cost less accumulated depreciation                                         464,000          438,000
Intangible assets, net of accumulated amortization                                                    836,000          850,000
Other assets                                                                                           78,000          113,000
                                                                                              ---------------  ---------------

        Total Assets                                                                         $      7,592,000  $     5,587,000
                                                                                              ===============  ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $       412,000  $       190,000
   Due to stockholder                                                                                       0        1,532,000
   Accrued compensation and related benefits                                                          757,000          747,000
   Accrued expenses and other current liabilities                                                     520,000          335,000
                                                                                              ---------------  ---------------

        Total current liabilities                                                                   1,689,000        2,804,000


Commitments and contingencies

Stockholders' equity:
   Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
   Common stock - par value $.001 per share, authorized 200,000,000
      shares; issued and outstanding 99,781,663 and 83,533,752 shares                                 100,000           83,000
   Additional paid in capital                                                                      23,800,000       22,238,000
   Accumulated deficit                                                                            (17,997,000)     (19,538,000)
                                                                                              ---------------  ---------------

                                                                                                    5,903,000        2,783,000
                                                                                              ---------------  ---------------
        Total Liabilities and Stockholders' Equity                                            $     7,592,000  $     5,587,000
                                                                                              ===============  ===============


See notes to consolidated financial statements


                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                        -----------------------------------
                                                                                               2001                2000
                                                                                        ---------------     ---------------
Net service revenue                                                                     $    20,309,000     $    18,237,000
Cost of services                                                                             10,953,000           9,164,000
                                                                                        ---------------     ---------------

Gross profit                                                                                  9,356,000           9,073,000
                                                                                        ---------------     ---------------

Operating expenses:
   Selling, general and administrative                                                        7,349,000           7,994,000
   Depreciation and amortization                                                                509,000             720,000
                                                                                        ---------------     ---------------

      Total operating expenses                                                                7,858,000           8,714,000
                                                                                        ---------------     ---------------

Operating income                                                                              1,498,000             359,000
Interest income                                                                                  92,000              96,000
Interest expense                                                                                (49,000)            (43,000)
                                                                                        ---------------     ---------------

                             Net income                                                 $     1,541,000      $      412,000
                                                                                        ===============     ===============

Net income per share of common stock -

              Basic                                                                           $ .02               $ .00
                                                                                              =====               =====

              Diluted                                                                         $ .02               $ .00
                                                                                              =====               =====

Weighted average number of common shares outstanding -

              Basic                                                                          89,420,000          83,090,000
                                                                                             ==========          ==========

              Diluted                                                                        91,465,000          89,612,000
                                                                                             ==========          ==========




See notes to consolidated financial statements

                                           CAREADVANTAGE, INC. AND SUBSIDIARIES

                                                Consolidated Statements of Stockholders' Equity

                                                            Common Stock
                                                        ----------------------
                                                         Number         Par
                                                           of          Value      Additional     Accumulated    Stockholders'
                                                         Shares        Amount      Capital         Deficit          Equity
                                                         ------       --------   ------------  -------------        ------

Balance as of January 1, 2000                           82,189,883      82,000     22,062,000    (19,950,000)      2,194,000
Stock option  modification compensation expense                                       127,000                        127,000
Exercise of stock options                                1,343,869       1,000         49,000                         50,000

Net income for the year ended  December 31, 2000                                                     412,000         412,000
                                                          -----------   ---------   ------------  -------------    ------------

Balance as of December 31, 2000                         83,533,752      83,000     22,238,000    (19,538,000)      2,783,000
Stock  option   modification   compensation expense                                    14,000                         14,000
Exercise of stock options                                  470,000       1,000         14,000                         15,000
Issuance of shares for satisfaction of debt             15,777,400      16,000      1,534,000                      1,550,000
Net income for the year ended  December 31, 2001                                                   1,541,000       1,541,000

Balance as of December 31, 2001                         99,781,152    $100,000   $ 23,800,000   $(17,997,000)   $  5,903,000
                                                        ==========    ========   ============   ============    ============


See notes to consolidated financial statements

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

                      Consolidated Statements of Cash Flows

                                                                                                         Year Ended
                                                                                                        December 31
                                                                                             ----------------------------------
                                                                                                    2001             2000
                                                                                             ----------------  ----------------

Cash flows from operating activities:
   Net income                                                                                $     1,541,000  $        412,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                                640,000           893,000
        Compensation due to option issuance                                                           14,000           127,000
        Deferred revenue                                                                                   -          (160,000)
        Changes in:
           Accounts receivable stockholder                                                           (75,000)          (93,000)
           Accounts receivable other                                                                 703,000          (905,000)
           Other assets                                                                               41,000            64,000
           Accounts payable                                                                          222,000          (124,000)
           Accrued expenses and other current liabilities                                            212,000           (91,000)
                                                                                             ---------------  ----------------

              Net cash provided by operating activities                                            3,298,000           123,000
                                                                                             ---------------  ----------------

Cash flows from investing activities:
   Capital expenditures                                                                             (651,000)          (53,000)
                                                                                             ---------------  ----------------

              Net cash used by investing activities                                                 (651,000)          (53,000)
                                                                                             ---------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                             15,000            50,000
   Transfer from/to restricted cash                                                                  156,000          (256,000)
                                                                                             ---------------  ----------------

              Net cash provided by/used in financing activities                                      171,000          (206,000)
                                                                                             ---------------  ----------------

                              Net increase/(decrease) in cash                                      2,818,000          (136,000)
Cash - beginning of year                                                                           1,479,000         1,615,000
                                                                                             ---------------  ----------------

                                    Cash - end of year                                       $     4,297,000  $      1,479,000
                                                                                             ===============  ================

Supplemental disclosures of cash flow information:
   Interest paid                                                                             $       44,000
   Income taxes paid                                                                         $       51,000   $         42,000

Supplemental schedule of non-cash operating and financing activities:
   Due to stockholder                                                                        $   (1,532,000)
   Proceeds from issuance of common stock                                                    $    1,550,000


                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

NOTE A - INTRODUCTION AND BACKGROUND

     CareAdvantage, Inc. ("CAI" or the "Company"), is a holding company that, through its subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), operates in one business segment, providing health care cost containment services to health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers.

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

The Company has a service agreement with Horizon BCBSNJ that expired on June 30, 2000 and accounted for approximately 70% of net revenue for 2001. Although the precise terms of a contract renewal have not yet been agreed upon, the Company has been informed by Horizon BCBSNJ that Horizon BCBSNJ will continue to contract with the Company for care management services for the indemnity portion of the business at least until January 1, 2003.

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

On November 1, 2000, the Company and Horizon BCBSNJ signed a "Satisfaction of Debt Agreement" which was subsequently amended to extend the closing date to September 30, 2001. Under the terms of the agreement, the Company has paid and satisfied amounts outstanding to Horizon BCBSNJ of $1,577,740 by issuance of its common stock. The amount of $1,577,740 consists of a promissory note dated April 1, 1997, with a balance at June 30, 2001 of $692,571, the amount due to a Horizon BCBSNJ subsidiary of $839,000, and accrued interest of $46,169. The transaction closed on August 16, 2001. As a result of this transaction, Horizon BCBSNJ's current percentage ownership is 53.51% and CW Venture's ownership is 37.70%.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. All intercompany accounts and transactions have been eliminated in consolidation.

[2]  Revenue recognition:

     For its services, the Company is compensated either (i) on a fixed-fee per subscriber basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; (iii) on the

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

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

[3]  Depreciation and amortization:

     Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Depreciation expense amounted to $336,000 and $530,000 for the years ended December 31, 2001 and 2000, respectively.

     Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method (see Note C).

     Depreciation and amortization expense of $131,000 and $173,000 are included in cost of services for December 31, 2001 and 2000, respectively.

[4]  Per share data:

     Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

                                                                       December 31,
                                                                --------------------------
                                                                   2001            2000
                                                                ----------    ------------

        Weighted average common shares outstanding - basic      89,420,000      83,090,000
        Effect of dilutive options                               2,045,000       6,522,000
                                                                ----------    ------------

        Weighted average common shares outstanding - diluted    91,465,000      89,612,000
                                                                ==========    ============

     Options and warrants outstanding at December 31, 2001 and 2000 to purchase approximately 5,648,000 and 2,871,000 shares of common stock, respectively, were not included in the diluted per share computation. During the year ended December 31, 2001, some of the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, the effect would be antidilutive.

[5]  Concentration of credit risk:

     Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. The Company markets its services primarily to Blue Cross and Blue Shield companies. Collateral is not required to support these financial instruments.

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

[6]  Estimates:

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

[7]  Fair value of financial instruments:

     The fair value of financial instruments approximates their carrying amount.

[8]  Major customers:

     Two of the Company's customers accounted for approximately 70% (Horizon BCBSNJ) and 9% (Blue Cross Blue Shield of Rhode Island) of net revenues for the year ended December 31, 2001 and approximately 75% (Horizon BCBSNJ) and 12% (Blue Cross Blue Shield of Rhode Island) of net revenues for the year ended December 31, 2000. The loss of Horizon BCBSNJ would have a material adverse impact on the Company's business.

[9]  Stock-based compensation:

     The Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effects on net income (loss) and earnings
     (loss) per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note G).

[10] Recently issued accounting standards:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months. SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the first quarter of 2002. The provisions of SFAS No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142 will be applied beginning January 1, 2002, to goodwill and other intangible assets. Amortization of intangibles totaled $182,000 after tax in 2001, and the Company expects it would have approximated $100,000 after tax in 2002 before application of the non-amortization provisions of this statement.

     In August 2001, the FASB issued statement No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. SFAS No. 144, among other things will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The provisions of SFAS No. 144 are effective

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

     for financial statements issued for fisacal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company expects to adopt the provisions of the Statement on January 1, 2002, and does not expect it to have a material impact on the Company's financial position or results from operations.

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following:

                                                    December 31,
                                            -----------------------------
                                                 2001           2000
                                            -------------   -------------
        Service agreement                   $   1,100,000   $   1,100,000
        License fees                            1,103,000       1,100,000
        Software development cost                 549,000         536,000
        Building Renovations                      274,000               -
                                            -------------   -------------

                                                3,026,000       2,736,000

        Less accumulated amortization           2,190,000       1,886,000
                                            -------------   -------------

                                            $     836,000   $     850,000
                                            =============   =============

Amortization expense for the years ended December 31, 2001 and 2000 was $304,000 and $363,000, respectively.

[1]  Service agreement:

     This amount represents the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM. The remaining net book value amounts to $469,000 at December 31, 2001.

[2]  License agreement:

     The Company signed a five-year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company which required an advance payment of $1,000,000. Pursuant to the License Agreement, the Company was granted a license for 100 users under a non-exclusive five year license for the use of certain existing software. In December 1998, the Company upgraded the software and extended the term through the later of October 31, 2001 or the termination of a license agreement that a subsidiary of Horizon BCBSNJ has with such software development company which runs through November 2003.

[3]  Software development costs:

     Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $173,000 and $195,000 for the years ended December 31, 2001 and 2000, respectively.

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             December 31,
                                                             ------------
                                                         2001            2000
                                                         ----            ----

    Computer equipment                             $   2,597,000  $   2,276,000
    Furniture and fixtures                               498,000        485,000
    Office machines and telephone equipment              496,000        467,000
    Leasehold improvements                               537,000        537,000
                                                    ------------  -------------

                                                       4,128,000      3,765,000
    Less accumulated depreciation and amortization    (3,664,000)    (3,327,000)
                                                    ------------  -------------

                                                    $    464,000  $     438,000
                                                    ============  =============

NOTE E - DUE TO CUSTOMER

The amount due to customer of $902,000 at December 31, 1999 represented an estimate due based upon cash advanced under a contract between the Company, a customer, and a subsidiary of Horizon BCBSNJ. In November 1998, the contract was terminated and as a result of the ensuing litigation, a joint settlement was reached between the three parties in August 2000. Under the terms of the settlement, the Company agreed to pay Horizon BCBSNJ $839,000. Interest, on the second installment of $419,500, payable in 2 equal installments on those dates, accrued at the five-year U.S. Treasury yield, adjusted quarterly. On August 16, 2001, this amount was satisfied (See Note F).

NOTE F - DUE TO STOCKHOLDER

The amount of $1,532,000 due to stockholder at December 31, 2000 represents $693,000 owed to Horizon BCBSNJ pursuant to a $1,862,823 promissory note dated April 1, 1997 and $839,000 pursuant to the settlement of litigation discussed in Note E. On August 16, 2001, this amount was satisfied, including interest payable of $46,169.


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

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]  Stock option plans:  (continued)

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

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

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

     The following is a summary of stock option activity during the years ended December 31, 2001 and 2000:


                                                                     2001                         2000
                                                       -----------------------------   ----------------------------
                                                                           Weighted                       Weighted
                                                                            Average                       Average
                                                                           Exercise                       Exercise
                                                            Shares           Price          Shares         Price
                                                       --------------    -----------   --------------   ------------
          Outstanding at beginning of year                 15,297,000         $.23         14,449,000        $.21
          Granted                                           1,588,600          .12          4,705,000         .18
          Exercised                                          (470,000)         .03         (1,344,000)        .04
          Cancelled                                        (4,745,360)         .23         (2,513,000)        .10
                                                        -------------                   -------------

          Outstanding at end of year                       11,670,240          .22         15,297,000         .23
                                                        =============                   =============

          Exercisable at end of year                        7,813,056          .30          7,373,000         .32
                                                        =============                   =============

                                                              F-14

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

[3]  Stock option plans:  (continued)

     The following table summarizes information about stock options at December 31, 2001:

                                                    Options Outstanding                       Options Exercisable
                                      ------------------------------------------------   -----------------------------
                                                           Weighted
                                                            Average
                                                           Remaining        Weighted                        Weighted
                                                          Contractual        Average                        Average
                    Range of             Number              Life           Exercise        Number          Exercise
                 Exercise Price        Outstanding         In Years           Price       Exercisable        Price
                 --------------       -------------      -------------     ----------    ------------       ---------
                 $0.03 to $0.15          8,908,044           7.55             $0.09         5,683,360        $  0.08
                 $0.16 to $0.30          1,590,944           7.75              0.23         1,187,750           0.51
                 $0.31 to $0.45            635,000           8.25              0.40           405,694           0.40
                 $0.78                     125,000           5.60              0.78           125,000           0.78
                 $1.32                      82,084           4.70              1.32            82,084           1.32
                 $2.82                     329,168           4.70              2.82           329,168           2.82
                                     -------------                                      -------------
                 $0.03 to $2.82         11,670,240                            $0.22         7,813,056           0.30
                                     =============                                      =============


     The  weighted  average  fair value of options  granted in 2001 and 2000 was approximately $.13 and $.18,  respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:

                                                   December 31,
                                        -------------------------------------
                                             2001                 2000
                                        --------------       ----------------

        Dividend yield                      0                     0
        Volatility                        158.9%                217.8%
        Risk free interest rate             4.56-6.16%            5.74-6.49%
        Expected life in years              5                     5

     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net income/(loss) for the years ended December 31, 2001 and 2000 would have been approximately $997,000 and $(26,000) or $.01 and $(.00) per share, respectively.

[4]  Warrants:

     The Company issued 166,667 warrants in 1996 to CW Ventures in connection with a bridge financing. The warrants expired unexercised in February 2001.

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

NOTE H - INCOME TAX

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                        2001              2000
                                                                                  ----------------   --------------

      Current portion of deferred tax assets:
         Accrued liabilities                                                       $       172,000  $       254,000
                                                                                   ---------------  ---------------

                                                                                           172,000          254,000
                                                                                   ---------------  ---------------

      Noncurrent portion of deferred tax assets:
         Net operating loss carryforwards                                                4,217,000        5,262,000
         Excess of tax basis over book basis of fixed assets                               373,000          216,000
         Intangibles                                                                     1,128,000        1,276,000
         Alternative minimum tax credit                                                     55,000           55,000
                                                                                   ---------------  ---------------

                                                                                         5,773,000        6,809,000

      Deferred tax assets                                                                5,945,000        7,063,000
      Valuation allowance                                                               (5,945,000)      (7,063,000)
                                                                                   ---------------  ---------------

                                                                                   $             0  $             0
                                                                                   ===============  ===============

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $12,403,000 at December 31, 2001, expiring through 2019. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. As of December 31, 2001, $8,186,000 of the net operating loss carryforwards are subject to such limitation. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset (decreased)/increased approximately ($1,118,000) and $521,000 for the years ended December 31, 2001 and 2000, respectively. The Company incurred state income tax of approximately $165,000 and $25,000 for the years ended December 31, 2001 and 2000, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                            Year Ended
                                                           December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   ------------   ------------

        Income taxes at federal statutory rate     $    362,000   $    150,000
        Permanent differences                            10,000         10,000
        Change in valuation reserve                    (372,000)      (160,000)
                                                   ------------   ------------

                                                   $          0   $          0
                                                   ============   ============

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]  Potential uninsured exposure to litigation:

     On August 12, 1998, Caruso v. Petillo, et al., was filed against the Company, three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence A. Whipple, and certain others in Superior Court of New Jersey by Robert T. Caruso, a former consultant to the Company. The complaint seeks damages in the approximate amount of $1.8 to $2.0 million on account of their termination of Mr. Caruso's consulting arrangement with the Company on a variety of legal theories including breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company agreed to indemnify them and defendant Whipple to pay their reasonable defense costs. On February 16, 2001, the court dismissed this action with prejudice with respect to defendant Achillare. In May 2001, the matter was scheduled for trial against the remaining defendants -- the Company and Messrs. Petillo and Whipple. Mr. Caruso was unable to attend the trial due to his incarceration in a Federal Detention Center. As a result, Mr. Caruso and the aforesaid remaining defendants signed a Stipulation of Dismissal, terminating the action, without prejudice, and the action was ordered dismissed. Mr. Caruso has since appealed the grant of summary judgment in favor of other defendants (but not summary judgment in favor of Mr. Achillare), indicating in the Civil Case Information Statement filed in connection with that appeal that "It is [Mr. Caruso's] intent to reinstate the matter once Mr. Caruso is released from the Federal Detention Center." In the event that Mr. Caruso seeks to reinstate the matter or otherwise commence an action on the same claims, the Company plans to vigorously contest such claims. The Company has recorded a provision for Mr. Caruso's contingent claim. There can be no assurance that this provision will be sufficient to satisfy this claim. The Company received notice from its directors and officers liability insurance carrier, Princeton Insurance Company, that it denied coverage in this matter; in September 2001, the Company commenced litigation against Princeton Insurance Company contesting its decision to deny coverage and seeking damages therefor. Princeton has denied liability in that lawsuit and has counter-claimed against the Company for its attorneys' fees in defending the lawsuit. The Company believes the counterclaim is without merit.

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

[3]  Operating leases:

     Minimum annual lease payments office space and equipment for each of the next five years ending December 31 and thereafter are as follows:

                    Year
                   Ending                         Payments
              ---------------                 ---------------

              2002                            $     726,000
              2003                                  719,000
              2004                                  710,000
              2005                                  710,000
              2006                                  730,000
              Thereafter                          3,132,000
                                              -------------

                                              $   6,727,000
                                              =============

     Rent expense for the years ended December 31, 2001 and 2000 was $728,000 and $725,000, respectively.

                     CAREADVANTAGE, INC. AND SUBSIDIAIRIES

[4]  Employee benefit plans:

     The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

     The Company's matching contribution was $232,000 and $216,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE J - CREDIT FACILITY

The Company had a credit facility with a bank that provided for a $1,500,000, working capital revolver to be used for general working capital needs, which was effective through June 30, 2000. The Company did not renew such credit facility.


NOTE K - STAND BY LETTER OF CREDIT

In September 1998, the bank issued an irrevocable letter of credit in the amount of $250,000, for the account of the Company in favor of a vendor as security for the Company's obligation under a non-cancelable operating lease. This letter of credit was issued under the Company's credit facility. As of December 31, 2000 the $250,000 irrevocable letter of credit is secured by a certificate of deposit in the amount of $250,000. On February 15, 2001, the vendor cancelled the irrevocable letter of credit. During 2001, the Company obtained an irrevocable letter of credit in the amount of $100,000 in favor of the landlord for the Company's obligation under its real estate lease.

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

                                  EXHIBIT INDEX

Exhibit  Description of Exhibit
-------  ----------------------
No.
---

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

3.11 Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

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

10.22 Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company's Form 10KSB for the year ended October 31, 1997.

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

10.32 Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company's Form 10-KSB for the year ended September 30, 1998..

10.33 Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.36 Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.

10.37 Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company, incorporated by reference to
        Exhibit 10.35 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.36 Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the "Freeman Employment Agreement"), incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.37 Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.38 Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.39 Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-KSB for the year ended September 30, 1998.

10.40 Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-KSB for the year ended December 31, 1999.

10.41 Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon health care of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42 Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit
        10.2 filed with the Company's Form 10-QSB for the quarter ended September 30, 2000.

10.43 Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon health care of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary health care Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44 Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon health care of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary health care Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.45 Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc. , incorporated by reference to
        Exhibit 10.2 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

16.1    Letter  regarding  change in  accountants,  incorporated by reference to
        Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 1996.

16.2    Letter  regarding  change in  accountants,  incorporated by reference to
        Exhibit 16.1 filed on the Company's Form 8-K dated July 31, 2001.

23.1    Consent of Independent Auditors*

23.2    Consent of Independent Auditors*

99.1    Letter to Commission Pursuant to Temporary Note 3T.*

--------------------------------------------
*filed herewith