Form 10QSB
period 2002-03-31
CAREADVANTAGE INC
filed 2002-05-08
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



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

                                    Yes X   No
                                       ---     --------



                                   99,794,669
         Number of shares of Common Stock outstanding as of May 2, 2002

                  Transitional Small Business Disclosure Format
                                    Yes    No  X
                                       ---    ---

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the three months ended March 31, 2002


                                    I N D E X


Part I - Financial Information

    Item 1.    Financial Statements

         o  Condensed Consolidated Balance Sheets -
            March 31, 2002 (Unaudited) and December 31, 2001 (Audited).......  2

         o  Condensed Consolidated Statements of Operations -
            Three months ended March 31, 2002 (Unaudited) and
            March 31, 2001 (Unaudited).......................................  3

         o  Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2002 (Unaudited) and
            March 31, 2001 (Unaudited).......................................  4

         o  Notes to Condensed Consolidated Financial Statements.............  5
            (Unaudited)

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................  7


Part II - Other Information

    Item 1.    Legal Proceedings............................................  10

    Item 2.    Changes in Securities........................................  10

    Item 3.    Defaults Upon Senior Securities..............................  10

    Item 4.    Submission of Matters to a Vote of Security Holders..........  10

    Item 5.    Other Information ...........................................  10

    Item 6.    Exhibits and Reports on Form 8-K.............................  10

    Signatures..............................................................  11


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                       December 31,
                     ASSETS                                        2002                               2001
                                                                 Unaudited                          Audited
                                                                 ---------                          -------
Current assets:
     Cash and cash equivalents                                   $4,477,000                       $4,297,000
     Restricted Cash                                                100,000                          100,000
     Accounts receivable for services:
         Stockholder                                              1,411,000                        1,303,000
         Other                                                      521,000                          375,000
     Other current assets                                           261,000                          139,000
                                                                -----------                    -------------

                  Total current assets                            6,770,000                        6,214,000

Property and equipment, at cost less accumulated depreciation     1,170,000                          464,000
Intangible assets                                                   572,000                          836,000
Other assets                                                         76,000                           78,000
                                                                     ------                    -------------

Total Assets                                                    $ 8,588,000                    $   7,592,000
                                                                ===========                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                               300,000                          412,000

     Accrued compensation and related benefits                    1,062,000                          757,000
     Accrued expenses and other current liabilities                 672,000                          520,000
                                                                -----------                    -------------


                  Total current liabilities                       2,034,000                        1,689,000



Total Liabilities                                                 2,034,000                        1,689,000
                                                                -----------                    -------------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,786,663 and 99,781,663                  100,000                          100,000
     Additional capital                                          23,803,000                       23,800,000
     Accumulated deficit                                        (17,349,000)                     (17,997,000)
                                                                -----------                    -------------

Total Stockholders' Equity                                        6,554,000                        5,903,000
                                                                -----------                    -------------
Total Liabilities and Stockholders' Equity                      $ 8,588,000                    $   7,592,000
                                                                ===========                    =============


   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,

                                                       2002               2001
                                                       ----               ----

Net revenues                                         $5,509,000       $5,142,000

Costs of services                                     2,787,000        2,755,000
                                                     ----------       ----------


Gross margin                                          2,722,000        2,387,000
                                                     ----------       ----------

Operating expenses:

Selling, general and administration                   1,895,000        1,675,000
Depreciation and amortization                           145,000          175,000
                                                     ----------       ----------

Total operating expenses                              2,040,000        1,850,000
                                                     ----------       ----------

Operating income                                        682,000          537,000

Interest income - net                                    14,000            8,000

Provision for income taxes                               48,000           30,000
                                                     ----------       ----------

Net income                                             $648,000       $  515,000
                                                     ==========       ==========

Net  income
per share of common stock-basic and diluted                $.01             $.01
                                                     ==========       ==========

Weighted average number
of common shares outstanding -

     Basic                                           99,786,000       83,534,000
                                                     ==========       ==========

     Diluted                                        102,107,000       86,903,000
                                                    ===========       ==========




   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,

                                                      2002               2001
                                                      ----               ----

Cash flows from operating activities:

Net income                                           $ 648,000        $ 515,000

Adjustments to reconcile net income
to net cash provided from operating
activities:

       Depreciation and amortization                   175,000          215,000
       Compensation due to option issuance               2,000           13,000

Change in assets and liabilities:

       Accounts Receivable                            (254,000)         280,000
       Other assets                                   (120,000)        (208,000)
       Accounts payable                               (112,000)          31,000
       Accrued expenses and other liabilities          457,000          273,000
                                                    ----------       ----------

Net cash  provided by
operating activities                                   796,000        1,119,000
                                                    ----------       ----------

Cash flows from investing activities:

Capital expenditures                                  (617,000)        (150,000)
                                                    ----------       ----------


Cash flows from financing activities:

Transfer from restricted cash                                -          256,000
Proceeds from issuance of Common Stock                   1,000                -
                                                    ----------       ----------

Net cash provided by financing activities                1,000          256,000
                                                    ----------       ----------

Net increase in cash                                   180,000        1,225,000

Cash - beginning of period                           4,297,000        1,479,000
                                                    ----------       ----------

Cash - end of period                                $4,477,000       $2,704,000
                                                    ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A--Basis of preparation:

The condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by CareAdvantage, Inc., (the "Company") and have not been audited by the Company's independent auditors. The accompanying financial statements include all adjustments (which include only normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 2002 and 2001. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and note disclosures required to be included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operating results to be expected for the full year.

Note B--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note C--Contingencies:

Potential uninsured exposure to litigation:

On August 12, 1998, Caruso v. Petillo, et al., was filed against the Company, three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence
A. Whipple, and certain others in Superior Court of New Jersey by Robert T. Caruso, a former consultant to the Company. The complaint seeks damages in the approximate amount of $1.8 to $2.0 million on account of the termination of Mr. Caruso's consulting arrangement with the Company on a variety of legal theories including breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation. The Company received a written claim for indemnification from defendants Petillo and Achillare and, subject to their having acted in good faith, the Company agreed to indemnify them and defendant Whipple and to pay their reasonable defense costs. On February 16, 2001, the court dismissed this action with prejudice with respect to defendant Achillare. In May 2001, the matter was scheduled for trial against the remaining defendants -- the Company and Messrs. Petillo and Whipple. Mr. Caruso was unable to attend the trial due to his incarceration in a Federal Detention Center. As a result, Mr. Caruso and the aforesaid remaining defendants signed a Stipulation of Dismissal, terminating the action, without prejudice, and the action was ordered dismissed. On April 29, 2002, Mr. Caruso filed a motion to restore his action, which is scheduled to be heard on May 24, 2002. The Company plans to vigorously contest such motion, and, in the event the motion is granted, the underlying claims. The Company has recorded a provision for Mr. Caruso's contingent claims. There can be no assurance that this provision will be sufficient to satisfy these claims. The Company received notice from its directors and officers liability insurance carrier, Princeton Insurance Company, that it denied coverage in this matter; in September 2001, the Company commenced litigation against Princeton Insurance Company contesting its decision to deny coverage and seeking damages therefor. Princeton has denied liability in that lawsuit and has counter-claimed against the Company for its attorneys' fees in defending the lawsuit. The Company believes the counterclaim is without merit.

Note D - Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the three months ended March 31, 2002 and March 31, 2001:

                                    March 31,                  March 31,
                                    ---------                  ---------

                                      2002                       2001
                                      ----                       ----

Income taxes paid                    6,000                      3,000

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note E - Exercise of Stock Options

During the three months ended March 31, 2002, the exercise of certain employee stock options resulted in the issuance of 5,000 shares of common stock.

                               CAREADVANTAGE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see "Cautionary Statements" in
Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

CareAdvantage,  Inc.  ("CAI"  or the  "Company")  and its  direct  and  indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and health care cost containment services designed to enable health care insurers and other health service organizations to reduce the costs of medical services provided to their subscribers. The management services include care management program enhancement services, executive and clinical management services, and training programs; the healthcare cost containment services include utilization review in medical/surgical cases where pre-authorization is required for hospitalization and for certain in-patient and outpatient procedures, case management and disease management, and independent reviews. The Company's management services have been provided to integrated health care delivery systems; the Company's health care cost containment services have been principally provided to several of the statewide Blue Cross/Blue Shield ("BCBS") health service organizations in the United States.

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



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three months ended March 31, 2002, with those for the three months ended March 31, 2001. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2002 and March 31, 2001 were approximately $5,509,000 and $5,142,000, respectively. This represents an increase of approximately $367,000 for the three-month period ended March 31, 2002 from the corresponding period of the prior year. The increase for the three months ended March 31, 2002 resulted from an increase of approximately $1,028,000 due to increased business from the Company's major customers, offset by decreased revenue of approximately $661,000 from non-recurring consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended March 31, 2002 and March 31, 2001 was approximately $2,787,000 and $2,755,000, respectively. This represents an increase of approximately $32,000 for the three-month period ended March 31, 2002 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended March 31, 2002 was primarily due to increased personnel costs of approximately $339,000, offset by decreases in travel costs of approximately $147,000, professional costs of approximately $151,000 and depreciation and amortization expense of approximately $9,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended March 31, 2002 and March 31, 2001 were approximately $1,895,000 and $1,675,000, respectively. This represents an increase of approximately $220,000 for the three-month period ended March 31, 2002 over the corresponding period of the prior year. This increase for the three-month period ended March 31, 2002 is largely due to increases in personnel costs of approximately $161,000, facility costs of approximately $51,000, information and communication costs of approximately $4,000, travel costs of approximately $7,000, and other general and administrative costs of approximately $24,000, offset by decreases in professional costs of approximately $27,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended March 31, 2002 and March 31, 2001 were approximately $175,000 and $215,000, respectively. Approximately $30,000 and $39,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended March 31, 2002 and March 31, 2001 was approximately $14,000 and $8,000, respectively. This represents an increase of approximately $6,000 in net interest income for the three-month period ended March 31, 2002 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $26,000 offset by decreased interest income of approximately $20,000 from the Company's short-term investments.



LIQUIDITY AND  FINANCIAL CONDITION:



General overview:

At March 31, 2002, the Company had working capital of approximately $4,736,000, stockholders' equity of approximately $6,554,000 and an accumulated deficit since its inception of approximately $17,349,000. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

Financial condition:

At March 31, 2002, the Company had cash of approximately $4,477,000 and working capital of approximately $4,736,000. At December 31, 2001, the Company had cash of approximately $4,297,000 and working capital of approximately $4,525,000.

Net cash provided by operating activities amounted to approximately $796,000 and $1,119,000 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The decrease in cash provided from 2002 operating activities is largely due to an increase in customer receivables of approximately $254,000, an increase in accrued expenses and other liabilities of approximately $457,000, a decrease in other assets of approximately $120,000, a decrease in accounts payable of approximately $112,000, increases in non-cash charges of approximately $177,000 and $648,000 in net profit.

Net cash used in investing activities amounted to approximately $617,000 and $150,000 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The increase in cash used is due to increased capital expenditures during the three-month period ended March 31, 2002.

Net cash provided by financing activities amounted to approximately $1,000 and $256,000 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The decrease in cash is due to a transfer of restricted cash of $256,000 and an increase of approximately $1,000 from proceeds common stock issuance.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended March 31, 2002.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits

         None.

  (b) Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc



May 8, 2002                     /s/ Dennis J. Mouras
                                ---------------------------------------
                                Dennis J. Mouras
                                Chief Executive Officer



May 8, 2002                     /s/ R. Christopher Minor
                                ---------------------------------------
                                R. Christopher Minor
                                Chief Financial Officer