Form 10QSB
period 2002-06-30
CAREADVANTAGE INC
filed 2002-08-12
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



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

                                            Yes X      No
                                                -         ---



                                   99,794,671
        Number of shares of Common Stock outstanding as of July 31, 2002

                  Transitional Small Business Disclosure Format
                                  Yes     No X
                                      --     --

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six months ended June 30, 2002


                                    I N D E X
                                    ---------

Part I - Financial Information

  Item 1.   Financial Statements

    o    Condensed Consolidated Balance Sheets -
         June 30, 2002 (Unaudited) and December 31, 2001....................   2

    o    Condensed Consolidated Statements of Operations -
         Three and Six-months ended June 30, 2002 (Unaudited) and
         June 30, 2001 (Unaudited)..........................................   3

    o    Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 2002 (Unaudited) and
         June 30, 2001 (Unaudited)..........................................   4

    o    Notes to Condensed Consolidated Financial Statements...............   5
         (Unaudited)

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................   7


Part II - Other Information

  Item 1.   Legal Proceedings...............................................  11

  Item 2.   Changes in Securities and Use of Proceeds.......................  11

  Item 3.   Defaults Upon Senior Securities.................................  11

  Item 4.   Submission of Matters to a Vote of Security Holders.............  11

  Item 5.   Other Information ..............................................  11

  Item 6.   Exhibits and Reports on Form 8-K................................  11

  Signature.................................................................  12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,                        December 31,
                     ASSETS                                        2002                              2001
                                                                 Unaudited                          Audited
                                                                 ---------                          -------
Current assets:
     Cash and cash equivalents                                  $ 5,451,000                     $   4,297,000
     Restricted cash                                                100,000                           100,000
     Accounts receivable for services:
         Stockholder                                              1,538,000                         1,303,000
         Other                                                      502,000                           375,000
     Other current assets                                           361,000                           139,000
                                                                -----------                     -------------

                  Total current assets                            7,952,000                         6,214,000

Property and equipment, at cost less accumulated depreciation     1,096,000                           464,000
Intangible assets                                                   656,000                           836,000
Other assets                                                         75,000                            78,000
                                                                -----------                     -------------

Total Assets                                                    $ 9,779,000                     $   7,592,000
                                                                ===========                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $   231,000                     $     412,000
     Accrued compensation and related benefits                    1,124,000                           757,000
     Accrued expenses and other current liabilities                 763,000                           520,000
                                                                -----------                     -------------

     Total current liabilities                                    2,118,000                         1,689,000


Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,794,671 and 99,781,663                  100,000                          100,000
     Additional capital                                          23,802,000                       23,800,000
     Accumulated deficit                                        (16,241,000)                     (17,997,000)
                                                                ------------                    -------------

Total Stockholders' Equity                                        7,661,000                        5,903,000
                                                                -----------                     ------------
Total Liabilities and Stockholders' Equity                      $ 9,779,000                     $  7,592,000
                                                                ===========                     =============


   The accompanying notes are an integral part of these financial statements.




                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                           Six Months Ended
                                                        June 30,                                    June 30
                                                    2002            2001                     2002            2001
                                                   ----            ----                     ----            ----


Net revenues                                      $6,300,000     $5,281,000             $11,809,000     $10,423,000

Costs of services                                  2,852,000      2,857,000               5,639,000       5,612,000
                                                 -----------     ----------             -----------     -----------

Gross margin                                       3,448,000      2,424,000               6,170,000       4,811,000
                                                 -----------     ----------             -----------     -----------

Operating expenses:

Selling, general and administration                2,109,000      1,761,000               4,003,000       3,436,000
Depreciation and amortization                        143,000        164,000                 288,000         339,000
                                                 -----------     ----------             -----------     -----------

Total operating expenses                           2,252,000      1,925,000               4,291,000       3,775,000
                                                 -----------     ----------             -----------     -----------

Operating income                                   1,196,000        499,000               1,879,000       1,036,000

Interest income - net                                 15,000         11,000                  29,000          19,000

Provision for income taxes                           104,000         45,000                 152,000          75,000
                                                 -----------     ----------             -----------     -----------

Net income                                         1,107,000        465,000               1,756,000         980,000
                                                 ===========     ==========             ===========     ===========

Net income
per share of common stock-basic and diluted             $.01           $.01                    $.02            $.01
                                                        ====           ====                    ====            ====

Weighted average number
of common shares outstanding -

     Basic                                        99,795,000     83,534,000              99,790,000      83,534,000
                                                 ===========     ==========             ===========     ===========

     Diluted                                     103,419,000     85,575,000             103,415,000      86,032,000
                                                 ===========     ==========             ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                June 30,                  June 30,
                                                                   2002                      2001
                                                                   ----                      ----

Cash flows from operating activities:

Net income                                                      $ 1,756,000             $ 980,000

Adjustments to reconcile net income to
net cash provided from operating activities:

     Depreciation and amortization                                  381,000               409,000
     Compensation due to option issuance                                  -                10,000

Change in assets and liabilities:

Accounts receivable                                                (362,000)              246,000
Other assets                                                       (219,000)              (86,000)
Accounts payable                                                   (181,000)             (178,000)
Accrued expenses and other liabilities                              610,000               182,000
                                                                -----------            ----------

Net cash provided by
operating activities                                              1,985,000             1,563,000
                                                                -----------            ----------

Cash flows from investing activities:

Capital expenditures                                               (833,000)             (233,000)
                                                                -----------            ----------

Cash flows from financing activities:

Transfer from restricted cash                                             -               150,000
Proceeds from issuance of Common Stock                                2,000                     -
                                                                -----------            ----------

Net cash provided by financing activities                             2,000               150,000
                                                                -----------            ----------

Net increase in cash                                              1,154,000             1,480,000

Cash - beginning of period                                        4,297,000             1,479,000
                                                                -----------            ----------

Cash - end of period                                             $5,451,000            $2,959,000
                                                                ===========            ==========

   The accompanying notes are an integral part of these financial statements.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note A--Basis of preparation:

The condensed consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows presented. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and note disclosures required to be included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2002 are not necessarily indicative of operating results to be expected for the full year.

Note B--Cancellation of Horizon BCBSNJ Contract:

In June 2002, Horizon BCBS of New Jersey ("Horizon BCBSNJ") notified the Company that it was terminating the existing services agreement with the Company, effective January 1, 2003. The Company recognized approximately $14 million in revenues in each of 2001 and 2000 from Horizon BCBSNJ on account of the services arrangement. After the Company received notice of cancellation from Horizon BCBSNJ, management began discussions with Horizon BCBSNJ regarding a transaction that would enable Horizon BCBSNJ to perform for itself the activities formerly provided by the Company.

Note C--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note D--Contingencies:

Potential uninsured exposure to litigation:

On August 12, 1998, Caruso v. Petillo, et al., was filed against the Company, three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence
A. Whipple, and certain others in Superior Court of New Jersey by Robert T. Caruso, a former consultant to the Company. The complaint seeks damages in the approximate amount of $1.8 to $2.0 million on account of the termination of Mr. Caruso's consulting arrangement with the Company on a variety of legal theories including breach of contract, fraud, conspiracy, promissory estoppel and negligent misrepresentation. The Company received a written claim for indemnification from defendants Petillo and Whipple and, subject to their having acted in good faith, the Company agreed to indemnify them and defendant Achillare and to pay their reasonable defense costs. On February 16, 2001, the court dismissed this action with prejudice with respect to defendant Achillare. In May 2001, the matter was scheduled for trial against the remaining defendants -- the Company and Messrs. Petillo and Whipple. Mr. Caruso was unable to attend the trial due to his incarceration in a Federal Detention Center. As a result, Mr. Caruso and the aforesaid remaining defendants signed a Stipulation of Dismissal, terminating the action, without prejudice, and the action was ordered dismissed. On April 29, 2002, Mr. Caruso filed a motion to restore his action, which motion was granted over the Company's objection and trial scheduled for October 2002. The Company believes Mr. Caruso's claims to be without merit and plans to vigorously contest them at trial. The Company has recorded a provision for Mr. Caruso's claims, but there can be no assurance that this provision will be sufficient to satisfy these claims in the event Mr. Caruso prevails at trial. The Company received notice from its directors and officers' liability insurance carrier, Princeton Insurance Company, that it denied coverage in this matter; in September 2001, the Company commenced litigation against Princeton Insurance Company contesting its decision to deny coverage and seeking damages therefore. Princeton has denied liability in that lawsuit and has counter-claimed against the Company for its attorneys' fees in defending the lawsuit. The Company believes the counterclaim is without merit.

Note E--Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the six months ended June 30, 2002 and June 30, 2001:

                               June 30,             June 30,
                               --------             --------
                                  2002                2001
                                  ----                ----

Income taxes paid                6,000                31,000


Note F--Exercise of Stock Options

During the six months ended June 30, 2002, the exercise of certain employee stock options resulted in the issuance of 13,000 shares of common stock.

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

In April 2002, the Company received notification from Blue Cross Blue Shield of Rhode Island ("BCBSRI") that the existing services arrangement between BCBSRI and the Company was terminated, effective May 31, 2002. The Company had previously given notice in January 2002 that it was terminating the contract effective July 31, 2002. This contract with BCBSRI accounted for approximately 9% of net revenues for the year ended December 31, 2001.

In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 70% of net revenues for the year ended December 31, 2001.



RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three and six months ended June 30, 2002, with those for the three and six months ended June 30, 2001. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.



Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2002 and June 30, 2001 were approximately $6,300,000 and $5,281,000, respectively. This represents an increase of approximately $1,019,000 for the three-month period ended June 30, 2002 from the corresponding period of the prior year. The increase for the three months ended June 30, 2002 resulted from an increase of approximately

$1,683,000   due  to  increased   business  with  Horizon   BCBSNJ,   offset  by
approximately $324,000 of decreased business with BCBSRI and decreased revenue of approximately $340,000 from non-recurring consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended June 30, 2002 and June 30, 2001 was approximately $2,852,000 and $2,857,000, respectively. This represents a decrease of approximately $5,000 for the three-month period ended June 30, 2002 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended June 30, 2002 was primarily due to decreased professional costs and travel costs, offset by an increase in personnel costs.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended June 30, 2002 and June 30, 2001 were approximately $2,109,000 and $1,761,000, respectively. This represents an increase of approximately $348,000 for the three-month period ended June 30, 2002 over the corresponding period of the prior year. This increase for the three-month period ended June 30, 2002 is primarily due to increases in personnel costs of approximately $384,000, including a severance pay accrual of approximately $200,000,

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended June 30, 2002 and June 30, 2001 were approximately $206,000 and $195,000, respectively. Approximately $63,000 and $31,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended June 30, 2002 and June 30, 2001 was approximately $15,000 and $11,000, respectively. This represents an increase of approximately $4,000 in net interest income for the three-month period ended June 30, 2001 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $17,000 offset by decreased interest income of approximately $13,000 from the Company's short-term investments.



Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2002 and June 30, 2001 were approximately $11,809,000 and $10,423,000, respectively. This represents an increase of approximately $1,386,000 for the six-month period ended June 30, 2002 from the corresponding period of the prior year. The increase for the six months ended June 30, 2002 resulted from an increase of approximately $2,526,000 due to increased business with Horizon BCBSNJ, offset by approximately $140,000 of decreased business with BCBSRI and decreased revenue of approximately $1,000,000 from non-recurring consulting business.

Cost of services:

The Company's total direct cost of services for the six-month periods ended June 30, 2001 and June 30, 2000 was approximately $5,639,000 and $5,612,000, respectively. This represents an increase of approximately $27,000 for the six-month period ended June 30, 2002 over the corresponding period of the prior year. The increase in the cost of services for the six-month period ended June 30, 2002 was primarily due to increased personnel costs of approximately $536,000, offset by decreased costs of approximately $242,000 for travel costs and professional costs of approximately $289,000.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the six-month periods ended June 30, 2002 and June 30, 2001 were approximately $4,003,000 and $3,436,000, respectively. This represents an increase of approximately $567,000 for the six-month period ended June 30, 2002 over the corresponding period of the prior year. The increase for the six-month period ended June 30, 2002 is primarily due to increases in personnel costs of approximately $515,000 and facility costs of approximately $48,000.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the six-month periods ended June 30, 2002 and June 30, 2001 were approximately $381,000 and $409,000, respectively. Approximately $93,000 and $70,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the six-month periods ended June 30, 2002 and June 30, 2001 was approximately $29,000 and $19,000, respectively. This represents an increase of approximately $10,000 in net interest income for the six-month period ended June 30, 2002 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $43,000 offset by decreased interest income of approximately $33,000 from the Company's short-term investments.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2002, the Company had working capital of approximately $5,834,000, stockholders equity of approximately $7,661,000 and an accumulated deficit since its inception of approximately $16,241,000. However, the Company's operations have been significantly impacted by the events described below.

Significant Development:

As stated above, in June 2002, Horizon BCBSNJ notified the Company that it was terminating the existing services agreement with the Company, effective January 1, 2003. The Company recognized approximately $14 million in revenues in each of 2001 and 2000 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement may have a significant impact on the Company's business. Management is currently assessing the Company's options, including a transaction that would enable Horizon BCBSNJ to perform for itself the activities formerly provided by the Company, and the Company has begun discussions with Horizon BCBSNJ regarding that transaction. Alternatively, the Company will be required to significantly reduce its operations to match its remaining revenues and focus on alternate sources of revenues to continue and build its business. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.



Financial condition:

At June 30, 2002, the Company had cash of approximately $5,451,000 and working capital of approximately $5,834,000. At December 31, 2001, the Company had cash of approximately $4,297,000 and working capital of approximately $4,525,000.

Net cash provided by operating activities amounted to approximately $1,985,000 and $1,563,000 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The increase in cash provided from 2002 activities is primarily due to $1,756,000 in net income.

Net cash used in investing activities amounted to approximately $833,000 and $233,000 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The increase in cash used is due to capital expenditures during the six-month period ended June 30, 2002.

Net cash provided by financing activities amounted to approximately $2,000 and $150,000 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The decrease in cash is due to a transfer of restricted cash of approximately $150,000 and an increase of approximately $2,000 from of common stock issuance.

In light of the termination of the services agreement with BCBSNJ, the Company will need to reduce its operations significantly and concentrate on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for the next twelve months.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On or about March 12, 2002, the Company commenced an action in Superior Court of the State of Rhode Island against Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners (the defendants collectively, "Blue Cross"). The suit arises out of the agreement among the parties, effective as of January 1, 2000 (the "Agreement"), pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment (i) that the Company's failure to attain certain performance goals ("Performance Goals") under the Agreement was as a result Blue Cross's conduct, (ii) that Blue Cross lacks cause to terminate the Agreement based on the Company's failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to Blue Cross's hiring a physician formerly employed by the Company.

For a description of additional legal proceedings, see Note D to the Financial Statements. With the exception of the legal proceedings described above and in Note D to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended June 30, 2002.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a)      Exhibits

           None.

(b)      Reports on Form 8-K.

           On June 10, 2002, the Company filed a Report on Form 8-K, dated June 6, 2002, under Items 4 and 7 of Form 8-K, announcing that the Company was notified by its auditor, Arthur Andersen LLP, that its client-auditor relationship with Arthur Andersen LLP was terminated as of that date.

           On June 27, 2002, the Company filed a Report on Form 8-K, dated June 19, 2002, under Items 5 and 7 of Form 8-K, announcing that the Company was notified by Horizon BCBS of New Jersey that Horizon was terminating the existing services arrangement with the Company, effective January 1, 2003.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc.



August 12, 2002             /s/ Dennis J. Mouras
                            ------------------------------
                                Dennis J. Mouras
                                Chief Executive Officer



August 12, 2002             /s/ R. Christopher Minor
                            ------------------------------
                                R. Christopher Minor
                                Chief Financial Officer