Form 10QSB
period 2002-09-30
CAREADVANTAGE INC
filed 2002-11-13
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002



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

                                  Yes X  No ___
                                     ---

                                   99,794,671
       Number of shares of Common Stock outstanding as of October 29, 2002

                  Transitional Small Business Disclosure Format
                                  Yes___ No X
                                           ---

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                  For the nine months ended September 30, 2002


                                    I N D E X


Part I - Financial Information

    Item 1.           Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 2002 (Unaudited) and December 31, 2001.............2

              Condensed Consolidated Statements of Operations -
              Three and Nine-months ended September 30, 2002 (Unaudited) and
              September 30, 2001 (Unaudited)...................................3

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2002 (Unaudited) and
              September 30, 2001 (Unaudited)...................................4

              Notes to Condensed Consolidated Financial Statements.............5
             (Unaudited)

    Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............7

    Item 3.           Controls and Procedures.................................10

Part II - Other Information

    Item 1.           Legal Proceedings.......................................11

    Item 2.           Changes in Securities and Use of Proceeds...............11

    Item 3.           Defaults Upon Senior Securities.........................11

    Item 4.           Submission of Matters to a Vote of Security Holders.....11

    Item 5.           Other Information ......................................11

    Item 6.           Exhibits and Reports on Form 8-K........................11

    Signature.................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,           December 31,
                     ASSETS                                        2002                   2001
                                                                 Unaudited              Audited
                                                                 ---------              -------
Current assets:
     Cash and cash equivalents                                   $6,986,000         $  4,297,000
     Restricted cash                                                100,000              100,000
     Accounts receivable for services:
         Stockholder                                              1,292,000            1,303,000
         Other                                                      495,000              375,000
     Other current assets                                           359,000              139,000
                                                                    -------              -------
     Total current assets                                         9,232,000            6,214,000

Property and equipment, at cost less accumulated depreciation     1,088,000              464,000
Intangible assets                                                   469,000              836,000
Other assets                                                         76,000               78,000
                                                                     ------               ------

Total Assets                                                   $ 10,865,000       $    7,592,000
                                                               ============            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $    36,000           $ 412,000
     Accrued compensation and related benefits                    1,931,000             757,000
     Accrued expenses and other current liabilities                 669,000             520,000
                                                                    -------             -------

     Total current liabilities                                    2,636,000           1,689,000


Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,794,671 and 99,781,663                  100,000             100,000
     Additional capital                                          23,802,000          23,800,000
     Accumulated deficit                                        (15,673,000)        (17,997,000)
                                                                ------------       ------------

Total Stockholders' Equity                                        8,229,000           5,903,000
                                                                  ---------           ---------
Total Liabilities and Stockholders' Equity                     $ 10,865,000       $   7,592,000
                                                               ============       =============


   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                                        Nine Months Ended
                                                     September 30                                             September 30
                                                   2002            2001                                   2002            2001
                                                   ----            ----                                   ----            ----


Net revenues                                     $5,506,000      $5,016,000                         $17,315,000      $15,439,000

Costs of services                                 3,068,000       2,772,000                           8,707,000        8,384,000
                                                 ----------      ----------                           ---------      -----------


Gross margin                                     2,438,000        2,244,000                           8,608,000        7,055,000
                                                 ---------        ---------                          ----------        ---------

Operating expenses:

Selling, general and administration              1,767,000        1,713,000                           5,770,000       5,149,000
Depreciation and amortization                      120,000          152,000                             408,000         491,000
                                                   -------          -------                             -------         -------

Total operating expenses                         1,887,000        1,865,000                           6,178,000       5,640,000
                                                 ---------        ---------                           ---------       ---------

Operating income                                   551,000          379,000                           2,430,000       1,415,000

Interest income - net                               19,000           17,000                              48,000          36,000

Provision for income taxes                           2,000           48,000                             154,000         123,000
                                                     -----        ---------                             -------         -------

Net income                                         568,000          348,000                           2,324,000       1,328,000
                                                   =======          =======                           =========       =========

Net  income
per share of common stock-basic and diluted           $.01             $.00                                $.02            $.02
                                                      ====             ====                                ====            ====

Weighted average number
of common shares outstanding -

     Basic                                      99,795,000       91,529,000                          99,791,000      86,170,000
                                                ==========       ==========                          ==========      ==========

     Diluted                                    99,956,000       93,293,000                         101,720,000      87,933,000
                                                ==========       ==========                         ===========      ==========




   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                              September 30,             September 30,
                                                                   2002                      2001
                                                                   ----                      ----

Cash flows from operating activities:

Net income                                                      $ 2,324,000           $ 1,328,000

Adjustments to reconcile net income
to net cash provided from operating
activities:

     Depreciation and amortization                                  689,000               592,000
     Compensation due to option issuance                                  -                11,000

Change in assets and liabilities:

Accounts receivable                                                (109,000)              135,000
Other assets                                                       (218,000)             (114,000)
Accounts payable                                                   (376,000)             (125,000)
Accrued expenses and other liabilities                            1,324,000               465,000
                                                                  ---------               -------

Net cash provided by
operating activities                                              3,634,000             2,292,000
                                                                  ---------             ---------

Cash flows from investing activities:

Capital expenditures                                              (947,000)             (298,000)
                                                                  ---------             ---------

Cash flows from financing activities:

Transfer from restricted cash                                             -               150,000
Proceeds from issuance of Common Stock                                2,000                 8,000
                                                                -----------          ------------

Net cash provided by financing activities                             2,000               158,000
                                                                -----------            ----------

Net increase in cash                                              2,689,000             2,152,000

Cash - beginning of period                                        4,297,000             1,479,000
                                                                  ---------             ---------

Cash - end of period                                             $6,986,000            $3,631,000
                                                                 ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A--Basis of preparation:

The condensed consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows presented. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and note disclosures required to be included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2002 are not necessarily indicative of operating results to be expected for the full year.

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

Note D--Contingencies:

Potential uninsured exposure to litigation:

With respect to the previously reported action by Robert T. Caruso against the Company and three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence A. Whipple, in October 2002, Caruso dismissed with prejudice all claims against the Company, and defendants Petillo and Whipple, except the claim for negligent misrepresentation (the court had previously dismissed this action with prejudice with respect to the defendant Achillare). Thereafter, the Company agreed to make a payment to Caruso, which is not material, in return for the dismissal with prejudice of the remaining claim of negligent misrepresentation and the release of all claims against the Company and Messrs. Petillo, Whipple and Achillare and the litigation was settled. No additional charge on account of the settlement will be recorded by the Company beyond that previously recorded.

The Company received notice from its directors' and officers' liability insurance carrier, Princeton Insurance Company, that it denied coverage in this matter; in September 2001, the Company commenced litigation against Princeton Insurance Company contesting its decision to deny coverage and seeking damages therefore. Princeton has denied liability in that lawsuit and has counter-claimed against the Company for its attorneys' fees in defending the lawsuit. The Company believes the counterclaim is without merit.

Note E--Supplemental Cash Flow Information:

Below is supplemental cash flow information related to the nine months ended September 2002 and September 2001:

                               CAREADVANTAGE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                       September 30,        September 30,
                                       -------------        -------------

                                           2002                  2001
                                           ----                  ----

Income taxes paid                       180,000                51,000
Interest paid                                 0                44,000


Note F--Exercise of Stock Options

During the nine months ended September 30, 2002, the exercise of certain employee stock options resulted in the issuance of 13,000 shares of common stock.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2002, with those for the three and nine months ended September 30, 2001. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001 Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2002 and September 30, 2001 were approximately $5,506,000 and $5,016,000, respectively. This represents an increase of approximately $490,000 for the three-month period ended September 30, 2002 from the

                               CAREADVANTAGE, INC.


corresponding period of the prior year. The increase for the three months ended September 30, 2002 resulted from an increase of approximately $758,000 due to increased business with Horizon BCBSNJ, an increase of approximately $200,000 from non-recurring consulting business, offset by approximately $468,000 of decreased business with BCBSRI.

Cost of services:

The Company's total direct cost of services for the three-month periods ended September 30, 2002 and September 30, 2001 was approximately $3,068,000 and $2,772,000, respectively. This represents an increase of approximately $296,000 for the three-month period ended September 30, 2002 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended September 30, 2002 was primarily due to increased personnel costs and depreciation and amortization costs, offset by a decrease in professional costs and travel costs.

Operating expenses:

Selling, general, and administrative:

The Company's total selling, general, and administrative costs for the three-month periods ended September 30, 2002 and September 30, 2001 were approximately $1,767,000 and $1,713,000, respectively. This represents an increase of approximately $54,000 for the three-month period ended September 30, 2002 over the corresponding period of the prior year. This increase for the three-month period ended September 30, 2002 is primarily due to increases in personnel costs and facility costs, offset by decreases in travel costs, information and communication costs, professional costs, and other general and administrative costs.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the three-month periods ended September 30, 2002 and September 30, 2001 were approximately $308,000 and $183,000, respectively. Approximately $188,000 and $31,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the three-month periods ended September 30, 2002 and September 30, 2001 was approximately $19,000 and $17,000, respectively. This represents an increase of approximately $2,000 in net interest income for the three-month period ended September 30, 2001 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $6,000 offset by decreased interest income of approximately $4,000 from the Company's short-term investments.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2002 and September 30, 2001 were approximately $17,315,000 and $15,439,000, respectively. This represents an increase of approximately $1,876,000 for the nine-month period ended September 30, 2002 from the corresponding period of the prior year. The increase for the nine months ended September 30, 2002 resulted from an increase of approximately $3,284,000 due to increased business with Horizon BCBSNJ, offset by approximately $585,000 of decreased business with BCBSRI and decreased revenue of approximately $823,000 from non-recurring consulting business.

Cost of services:

The Company's total direct cost of services for the nine-month periods ended September 30, 2002 and September 30, 2001 was approximately $8,707,000 and $8,384,000, respectively. This represents an increase of approximately $323,000 for the nine-month period ended September 30, 2002 over the corresponding period of the prior year. The increase in the cost of services for the nine-month period ended

September  30,  2002  was  primarily  due  to  increased   personnel  costs  and
depreciation and amortization costs, offset by decreases in travel costs and professional costs.

Operating expenses:

Selling, general, and administrative:

The  Company's  total  selling,   general,  and  administrative  costs  for  the
nine-month periods ended September 30, 2002 and September 30, 2001 were approximately $5,770,000 and $5,149,000, respectively. This represents an increase of approximately $621,000 for the nine-month period ended September 30, 2002 over the corresponding period of the prior year. The increase for the nine-month period ended September 30, 2002 is primarily due to increases in personnel costs and facility costs, offset by decreases in travel costs, information and communication costs and professional costs.

Depreciation and amortization:

The Company's total depreciation and amortization costs for the nine-month periods ended September 30, 2002 and September 30, 2001 were approximately $689,000 and $592,000, respectively. Approximately $281,000 and $101,000 were included in cost of services for such periods.

Interest income:

The Company's total net interest income for the nine-month periods ended September 30, 2002 and September 30, 2001 was approximately $48,000 and $36,000, respectively. This represents an increase of approximately $12,000 in net interest income for the nine-month period ended September 30, 2002 from the corresponding period of the prior year. The increase in net interest income is largely due to decreased interest costs of approximately $49,000 offset by decreased interest income of approximately $37,000 from the Company's short-term investments.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2002, the Company had working capital of approximately $6,596,000, stockholders equity of approximately $8,229,000 and an accumulated deficit since its inception of approximately $15,673,000. However, the Company's operations have been significantly impacted by the events described below.

Significant Development:

As stated above, in June 2002, Horizon BCBSNJ notified the Company that it was terminating the existing services agreement with the Company, effective January 1, 2003. The Company recognized approximately $14 million in revenues in each of 2001 and 2000 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement may have a significant impact on the Company's business. Management is currently assessing the Company's options. Commencing January 2003, the Company will significantly reduce its operations to match its remaining revenues and focus on alternate sources of revenues to continue to build its business. Management is of the opinion that it must continue to refine its current service lines in order to continue to add value to existing and potential customers. Additionally, the Company intends to broaden its services offered with unique and complementary cost-containment strategies. Management will evaluate each service with regard to anticipated changes in the health care industry, the cost to enter any such line of service as well as the availability of competent resources. To further expand its line of services, the Company intends to pursue alternatives to its internal products and service development efforts by entering into strategic alliances and joint ventures as well as through acquisitions.

Financial condition:

At September 30, 2002, the Company had cash of approximately $6,986,000 and working capital of approximately $6,596,000. At December 31, 2001, the Company had cash of approximately $4,297,000 and working capital of approximately $4,525,000.

Net cash provided by operating activities amounted to approximately $3,634,000 and $2,292,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The increase in cash provided from 2002 activities is primarily due to $2,324,000 in net income.

Net cash used in investing activities amounted to approximately $947,000 and $298,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The increase in cash used is due to capital expenditures during the nine-month period ended September 30, 2002.

Net cash provided by financing activities amounted to approximately $2,000 and $158,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The decrease in cash is due to a transfer of restricted cash of approximately $150,000 and a decrease of approximately $6,000 from of common stock issuance.

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

ITEM 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended September 30, 2002.

Item 5. Other

Information None.

Item 6. Exhibits and reports on Form 8-K

        (a)   Exhibits
              None.

        (b)   Reports on Form 8-K.

               On August 6, 2002, the Company filed a Report on Form 8-K, dated July 30, 2002, under Items 4 and 7 of Form 8-K, announcing that the Company retained Eisner, LLP to serve as its independent auditor for fiscal year 2002.

                               CAREADVANTAGE, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc



November 12, 2002                /s/ Dennis J. Mouras
                                 --------------------
                                 Dennis J. Mouras
                                 Chief Executive Officer


November 12, 2002                /s/ R. Christopher Minor
                                 ------------------------
                                 R. Christopher Minor
                                 Chief Financial Officer

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS


I, Dennis J. Mouras, Chief Executive Officer of CareAdvantage, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CareAdvantage, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)  presented  in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                            /s/ Dennis J. Mouras
                                            --------------------
                                            Dennis J. Mouras,
                                            Chief Executive Officer

                               CAREADVANTAGE, INC.


I, R. Christopher Minor, Chief Financial Officer of CareAdvantage, Inc., certify that

     1. I have reviewed this quarterly report on Form 10-QSB of CareAdvantage, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)  presented  in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                              /s/ R. Christopher Minor
                                              ------------------------
                                              R. Christopher Minor,
                                              Chief Financial Officer