Form 10KSB
period 2002-12-31
CAREADVANTAGE INC
filed 2003-03-31
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
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

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $22,963,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2003 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $131,343.

The number of shares of common stock outstanding as of March 7, 2003 was 99,795,000.

              Transitional Small Business Disclosure Format Yes ___ No X

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

                                     PART I

Item 1. Description of Business
------- -----------------------

Introduction and Background

     CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company's management and consulting services have been provided to integrated health care delivery systems and other care management organizations.

     CAI was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc. ("PMDX"), a publicly traded New York corporation. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., ("AHS")), from PMDX. On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date.

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

     On August 16, 2001, pursuant to a Satisfaction of Debt Agreement dated November 1, 2000, among the Company, Horizon BCBSNJ and one of Horizon BCBSNJ's subsidiaries, Horizon Healthcare of New Jersey, Inc., the Company issued 15,777,400 shares of its common stock in exchange for the cancellation of approximately $1.6 million owed by it.

     The Company, Horizon BCBSNJ and CW Ventures are parties to an agreement dated February 22, 1996 (the "Stockholders Agreement") pursuant to which the parties agreed that the Board shall consist of seven members. From May 22, 1997, to February 8, 2001, the agreement was modified to provide for merely six Board members; on February 8, 2001, the Board was restored to seven members.

     Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and another Blue Cross Blue Shield organization, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, and as of December 31, 2002, to Horizon BCBSNJ on account of Horizon BCBSNJ's termination of the Services Agreement as of that date. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery.

     The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 602-7000.

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

     The American health care market continues to evolve with an emphasis on consumer choice, patient rights, and confidentiality protections, against a backdrop of accelerating costs and an aging population. Employer groups balance concern about the costs of providing health insurance to their employees with the need to maintain a competitive human resource position. Employers, the traditional customers of commercial health insurance companies, continue to seek strategies to reduce costs while assuring access and satisfaction. Among the strategies is a fundamental shift: some employers are abandoning the middleman role and enabling their employees to make their own benefit decisions. Although this will not occur immediately, some of the barriers, such as restricted access to comparative information, are being eliminated. Additionally, some employers may seek to distance themselves from the potential legal liabilities emerging in the health benefits industry.

     Over the next decade, the health insurance market will become increasingly one of a defined contribution, not defined benefit, and employees will enjoy selection among multiple health insurance products. Among health insurers, premium price differences will become less significant; quality of provider networks will be assumed and relatively non-differentiating; and benefit design and service will separate winners from losers.

     Concurrently, the health care providers, especially integrated delivery systems, are increasingly cautious about entering into risk arrangements, while expressing renewed vigor in taking charge of their destiny. The larger entities among them have made, and continue to make, substantial investments in information technology with increasingly sophisticated managerial accounting systems to support the management of their services, arrayed by product line. By virtue of their market position, most provider systems lack the capital, claims systems, marketing strength and geographic scope to compete with national health insurers.

     Increasingly, the market will force the health insurance industry, health service organizations, hospitals, employers and unions to develop clinical, operational and administrative efficiencies in their many shared functions. The Company intends to assist these groups in achieving that end.

Services and Products

     The Company offers management and consulting services to the health insurance industry, health service organizations, hospitals, employers and unions in order to assist these organizations in deploying their resources in the most efficacious fashion. The services include care management program enhancement services, executive and clinical management services and training programs.

     The Company possesses substantial experience and resources in core areas of information management and care management.

     Care Management Program Enhancement Services

     The Company offers an experienced, multi-disciplinary team of care management professionals that, using two proprietary analytical tools, assesses care management operations, systems, resources, integration and outcomes. The team identifies opportunities and provides specific and prioritized recommendations to improve the efficiency, effectiveness and results of the program. In addition, the Company provides experienced, on-site implementation personnel to facilitate the recommended enhancements.

     The first proprietary analytical tool used by the Company is RPNavigator. RPNavigator is a predictive modeling tool still under development that will consist of a suite of risk prediction algorithms capable of categorizing a client's entire population, identifying current and potential high dollar and/or high risk members. When RPNavigator is fully developed, it will be able to analytically consider the following: Health Plan Management, Care Management, Actuarial and Underwriting, Litigation Management, Disease Management, Pharmacy Management, Reimbursement, Employer Management, Quality Management and Network Management. As of March 14, 2003, the first two modules have been completed.

     The second  proprietary  analytical  tool used by the Company is Right Path
2.0. Right Path 2.0 is a set of standardized, evidenced-based case management guidelines.

     Executive and Clinical Management Services

     The Company offers experienced health care executives for strategic planning, guiding organization transitions, and designing and leading re-engineering initiatives. In addition, the Company offers experienced executives for care management program leadership, internal physician review services, and mentoring of less experienced health plan staff.

     Training Programs

     The Company offers an extensive care management training curriculum focused on increasing productivity, improving program outcomes, enhancing quality customer service, and promoting quality patient outcomes. Training frequently includes using best practices case management solutions.

Operations

     The Company utilizes a multi-disciplinary team approach in providing its management and consulting services. The Company, through its employees and independent contractors, assesses care management operations, systems, resources, integration and outcomes. Typically, the assessment occurs on the client's site, through interviews, data analysis (including the use of RPNavigator) and observation. After identifying opportunities for improvement, the team generally prepares a written report containing specific and prioritized recommendations to improve the efficiency, effectiveness and results of the client's operations, which is presented orally to the client's senior management. Frequently, the Company receives additional assignments following the presentation of its report to assist in the implementation of the report's recommendations. In such case, the Company provides an experienced, on-site implementation team to facilitate the recommended enhancements.

     For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; or (iii) on the basis of a combination of both fee-for-service and performance-based fees. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

     (a) Revenue under the fee-for-service arrangements is recognized as the services are provided and the related costs of services are incurred on a pro-rata basis.

     (b) Revenue under the performance-based method is recognized when such amounts can reasonably be determined.

     (c) Revenue under the combination fee-for-service/performance-based arrangements is recognized as follows: the fee-for-service revenue is recognized as the services are provided and the related cost of services is incurred and the revenue based on performance is recognized when such amounts can reasonably be determined.

Customers and Marketing

     The Company currently provides its services to three Blue Cross Blue Shield ("BCBS") organizations and to two integrated health care delivery systems pursuant to one or a combination of the compensation arrangements described above. In 2002, Horizon BCBSNJ, which ceased being a customer as of January 1, 2003, accounted for approximately 82% of the Company's revenue.

     The Company markets its services to the health insurance industry, health service organizations, hospitals, employers and unions.

Competition

     The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company's services. There are also a number of organizations developing a variety of approaches that are in competition with the Company's products and services. Some of the Company's competitors have substantially greater financial resources and employ substantially greater numbers of personnel.

     The Company intends to compete by offering what it believes to be the most comprehensive approach in the marketplace to address the medical cost and quality of care issues. Further, it believes that its competitive position is enhanced by its ability to develop tailored programs for large clients, its willingness to accept risk in methods of compensation based on results and its computer-based clinical decision making and information systems.

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

     It should be noted that in providing utilization review and case management services, the Company made recommendations regarding what is considered appropriate medical care based upon professional judgments and established protocols. However, the ultimate responsibility for all health care decisions is with the health care provider. Furthermore, the Company is not an insurer, and the ultimate responsibility for the payment of medical claims is with the insurer.

     Although the Company is not a health care provider, it could have potential liability for adverse medical consequences. The Company could also become subject to claims based upon the denial of health care services and claims such as malpractice arising from the acts or omissions of health care professionals. Its exposure in this regard is substantially reduced since it ceased providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

Employees

     At December 31, 2002, the Company employed a total of 29 full-time employees. Of this total, 24 employees are engaged in servicing its clients. The 5 remaining employees include administrative support, finance, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

Item 2. Description of Property
------- -----------------------

     The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. As a result of the Company's ceasing to provide services to Horizon BCBSNJ, the Company no longer needs 20,500 square feet of this space, and is attempting to sublease all or a portion of the 28,000 square feet. In the event the Company subleases the entire 28,000 square feet, it believes that suitable space will be available for its operations.

     The Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

Item 3. Legal Proceedings
------- -----------------

     CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees being withheld by Horizon BCBSNJ in connection with certain disputes under the agreement, as well as damages for Horizon BCBSNJ's hiring of the Company's employees.

     In CareAdvantage, Inc. v. Princeton Insurance Company, the Company is seeking damages against the Princeton Insurance Company arising out of that company's denial of coverage under an officers and directors insurance policy issued to the Company; Princeton Insurance Company has counterclaimed against the Company for its attorneys fees in defending the instant action. In January 2003, the trial judge granted summary judgement to Princeton Insurance Company with respect to the Company's claim and denied Princeton's counterclaim against the Company for attorneys fees. In February 2003, the Company filed a Notice of Appeal.

     CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, pending in the Superior Court of the State of Rhode Island, arises out of the defendants' termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment
(i) that the Company's failure to attain Performance Goals under the Agreement was as a result of the defendants' conduct, (ii) that defendants lack cause to terminate the Agreement based on the Company's failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to defendants' hiring a physician formerly employed by the Company.

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

                                       2002                    2001
                                       ----                    ----
           Quarter Ended          High      Low           High       Low
           -------------          ----      ---           ----       ---
           March 31,              $.20      $.09          $.17       $.10
           June 30,               $.21      $.08          $.11       $.10
           September 30,          $.08      $.02          $.15       $.05
           December 31,           $.07      $.01          $.12       $.08


(b) Holders: As of March 7, 2003 there were approximately 4,046 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

(c) Dividends: During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on several factors, including the Company's earnings and capital needs.

(d)  Equity Compensation  Plans: For information  regarding the Company's equity
     compensation   plans,   please  refer  to  the  table   captioned   "Equity
     Compensation Plans" in Item 11 of this Form 10-KSB.


 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Company Risk

     We have had a history of losses. Although our Company was profitable for 2001 and 2002, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2002, we had working capital of approximately $7,786,000, stockholders' equity of approximately $9,203,000, and an accumulated deficit of approximately $14,698,000.

     We face aggressive competition because new competitors can enter our field easily and because customers could decide to perform internally the functions or services that we provide. New competitors can enter our field easily. Many of our customers may decide to perform internally functions or services that we previously provided. Also, some of our providers may decide to compete against us by marketing products and services to our customers.

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

     Significant contracts with the Company have been terminated. In April 2002, the Company received notification from Blue Cross Blue Shield of Rhode Island ("BCBSRI") that the existing services arrangement between BCBSRI and the Company was terminated, effective May 31, 2002. This contract with BCBSRI accounted for approximately 4% of net revenues for the year ended December 31, 2002. In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 82% of net revenues for the year ended December 31, 2002. The Company has had to significantly reduce its operations to match its remaining revenues and focus on alternate sources of revenues to continue to build its business. As a response to these contract terminations, the Company has significantly reduced its employee base, is currently attempting to sublease a majority of its office space in Iselin, New Jersey, and has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements. The Company has ceased offering certain health care cost containment services due to the lack of the infrastructure necessary to support the provision of these services, and the Company is now focusing on selling its management and consulting services. There is no guarantee that the Company, through these measures, will be successful in mitigating the effects of the loss of these contracts and to continue to maintain its business operations.

     We could incur significant additional costs as a result of litigation based on the adverse medical consequences of our recommendations. Until December 31, 2002, we provided cost containment services for health care organizations. These services included:

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

     We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company's exposure for these activities is substantially reduced as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

     Our RPNavigator tool is dependent upon third-party risk stratification software. The Company currently has a license from Minnesota Mining and Manufacturing Company ("3M") to use 3M's Clinical Risk Grouping Software(TM), which license expires in February 2004. The Company, which believes it has an excellent working relationship with 3M, is currently in discussions with 3M to extend that license for five years, to add to the license additional 3M products and to otherwise clarify a relationship between the Company and 3M. In the event that the Company was unsuccessful in extending its license with 3M, it would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases.

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

     Because our common stock is traded in the over-the-counter market in "pink sheets" or the "OTC Bulletin Board," our stock is illiquid. Our common stock is traded in the over-the-counter market in so-called "pink sheets" or, if available, the "OTC Bulletin Board." The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose, of or to obtain accurate quotations as to the value, of our common stock. Because our common stock is subject to federal securities rules affecting "penny stock", the market liquidity for our common stock is adversely affected. There is a limited public float in our common stock as the result of the ownership of more than 90% of the common stock by two stockholders.

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

     In April 2002, the Company received notification from Blue Cross Blue Shield of Rhode Island ("BCBSRI") that the existing services arrangement between BCBSRI and the Company was terminated, effective May 31, 2002. The Company had previously given notice in January 2002 that it was terminating the contract effective July 31, 2002. This contract with BCBSRI accounted for approximately 4% of net revenues for the year ended December 31, 2002.

     In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 82% of net revenues for the year ended December 31, 2002.

Results of Operations--12 Months Ended December 31, 2002 Compared to 12 Months Ended December 31, 2001

Revenues

     The following discussion compares the Company's results of operations for the 12 months ended December 31, 2002, with those for the 12 months ended December 31, 2001. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Total revenues for the years ended December 31, 2002 and 2001 were approximately $22,963,000 and $20,309,000, respectively. The increase in revenues of approximately $2,654,000 was primarily attributable to increased revenue of approximately $3,334,000 due to increased membership on major accounts offset by decreased revenue of approximately $680,000 in consulting business.

     Contracts that provide for performance-based revenues require claims data that is supplied by the Company's customers to calculate the achievement of goals for each period. Because compilation of claims data typically lags the Company's actual performance by several months, it is difficult to ensure complete accuracy when recording performance-based revenues. Management has worked closely with its customers to secure more timely and accurate data in order to improve the accuracy of reporting its revenues, including, in some cases, the re-negotiation of a fixed fee based contract. Management believes its estimated performance-based revenues contained in reported revenues for the twelve months ended December 31, 2002 are accurate based upon the data available to management. However, information received by the Company subsequent to the filing of this Form 10-KSB could result in an adjustment of its estimates of performance-based revenues (which would be reflected in subsequent quarters, if necessary).

Cost of services:

     Cost of services for the years ended December 31, 2002 and 2001 were approximately $9,990,000 and $10,953,000, respectively. The decrease in the cost of services of approximately $963,000 is largely due to decreases of approximately $120,000 in personnel costs, approximately $272,000 in travel costs and professional and consulting costs of approximately $440,000 and depreciation and amortization costs of approximately $131,000.

Operating Expenses

Selling, general and administrative:

     Selling, general and administrative costs for the years ended December 31, 2002 and 2001 were $7,431,000 compared to $7,184,000, respectively. The increase in selling, general and administrative costs of approximately $247,000 is largely due to increases in other general and administrative costs of approximately $515,000, which includes a provision for bad debt of $779,000, facility costs of approximately $11,000, offset by decreases of approximately, $155,000 in professional and consulting costs, information and communication costs of approximately $55,000, travel costs of approximately $62,000 and personnel costs of approximately $7,000.

Depreciation and amortization:

     Depreciation and amortization for the years ended December 31, 2002 aggregated $936,000 compared to $640,000 for the year ended December 31, 2001, of which $131,000 is included in cost of services. The increase in depreciation and amortization costs of approximately $296,000 is largely due to the amortization of the Horizon BCBSNJ Services Agreement of approximately $468,000 in the year 2002. Depreciation and amortization for the year ended December 31, 2002 includes amortization of intangible assets attributed to the Services Agreement with Horizon BCBSNJ in connection with the acquisition of CHCM of approximately $468,000 (See "Note A to Financial Statements - Introduction and Background"), amortization of approximately $119,000 relating to other intangible assets and depreciation of property and equipment of approximately $349,000.

Employee termination costs:

     The Company incurred employee termination costs of $1,128,000 as a result of terminating approximately 162 employees as a result of the termination of the Horizon BCBSNJ Services Agreement.

Interest income/expense:

     Interest income for the years ended December 31, 2002 and 2001 was $65,000 and $92,000, respectively. The decrease in interest income of approximately $27,000 is due to the decline of interest rates in 2002.

Liquidity, Financial Condition and Capital Resources

General Overview:

     At December 31, 2002, the Company had cash of $7,793,000 and working capital of approximately $7,786,000. At December 31, 2001, the Company's cash balance was $4,297,000 and working capital was approximately $4,525,000. The increase in working capital of approximately $3,261,000 is largely due to increased operating activities for the twelve months ended December 31, 2002. However, the Company's operations have been significantly impacted by the events described below.

Significant Development:

     As stated above, in June 2002, Horizon BCBSNJ notified the Company that it was terminating the existing services agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 and $14 million in revenues in each of each of 2002 and 2001 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement may have a significant impact on the Company's business.

     As a result of the termination of the Services Agreement with Horizon BCBSNJ as of December 31, 2002, the Company has significantly reduced the scope of its operations.

     As of  January  1,  2003,  the  Company  had 29  employees,  down  from 191 employees six months earlier. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey and is currently attempting to sublease all or a portion of such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements.

     The Company is focusing on selling its management and consulting  services.

Because it no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale.


Financial Condition:

     Net cash provided from operating activities amounted to approximately $4,464,000 and $3,298,000 for the years ended December 31, 2002 and 2001, respectively. This increase in cash provided by operating activities is largely due to an increase in accrued expenses and other liabilities of approximately $909,000, a decrease in accounts payable of approximately $298,000, an increase in other customer receivable of approximately $66,000, an increase in stockholder receivable of approximately $228,000, a decrease of approximately $88,000 in other assets, an increase in non-cash charges of approximately $936,000 and an increase of $3,299,000 in net profit.

     Net cash used by investing activities amounted to approximately $969,000 and $651,000 for the years ended December 31, 2002 and 2001, respectively. This increase in cash used of approximately $318,000 is due to increased capital expenditures during the current calendar year.

     Net cash provided from financing activities amounted to approximately $1,000 and $171,000 for the years ended December 31, 2002 and December 31, 2001, respectively. This decrease is primarily due to proceeds from issuance of common stock of approximately $14,000 and transfers of restricted cash of approximately $156,000 in 2001.

     In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for calendar year ending December 31, 2003.

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

 Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
------- ------------------------------------------------------------------------

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

     Effective July 31, 2001, the Company retained Arthur Andersen LLP ("AA") to serve as its independent auditor for fiscal year 2001. During the Company's two most recent fiscal years and during the portion of 2001 prior to the board of director's decision, the Company did not consult with AA regarding the application of accounting principles to a specified transaction nor the type of audit opinion that might be rendered on the Company's consolidated financial statements.

     On  June  4,  2002,  AA  notified  the  Company  that  its   client-auditor
relationship was terminated as of that date. AA audited the Company's consolidated financial statements for the year ended December 31, 2001. AA's reports on the Company's consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion nor a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the year ended December 31, 2001, and during the portion of 2002 prior to AA's termination of its auditor-client relationship, there were no disagreements between the Company and AA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     Effective July 30, 2002, the Company retained Eisner to serve as its independent auditor for fiscal year 2002. The decision to retain Eisner has been approved by the Company's board of directors. During fiscal year 2001 and the portion of 2002 prior to the board of director's decision, the Company did not consult with Eisner regarding the application of accounting principles to a specified transaction nor the type of audit opinion that might be rendered on the Company's consolidated financial statements. Eisner served as the Company's independent auditor for fiscal years 2000 and 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons
------- ------------------------------------------------------------

The Company's directors, executive officers and control persons as of December 31, 2002 are as follows:

   Name                            Age      Positions with the Company
   ----                            ---      --------------------------
   David G. Noone (1)(3)           49       Chairman of the Board of Directors

   Dennis J. Mouras (1)            46       Chief Executive Officer, President
                                            and Director

   Walter Channing, Jr. (3)        62       Director

   David J. McDonnell (2) (3)      60       Director

   Barry Weinberg (2)              64       Director

   Daniel J. Potterton (4)         49       Executive Vice President, Operations

   R. Christopher Minor (5)        48       Senior Vice President & Chief
                                            Financial Officer


------------------------------------------------

(1) As of February 15, 2001, Mr. Noone resigned as Chief Executive Officer and Mr. Mouras was appointed to that office. Also, as of that date, the Board of Directors was expanded to seven members and Mr. Mouras was appointed a director.
(2) Member of Compensation Committee.
(3) Member of Audit Committee. Mr. Channing resigned as a member of the Audit Committee as of February 13, 2003, on which date Mr. Noone was appointed as a member of the Audit Committee.
(4) Mr. Potterton's employment with the Company was terminated as of December 31, 2002.
(5) Mr. Minor's employment with the Company was terminated as of December 31, 2002.

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

     The Company, Horizon BCBSNJ and CW Ventures are parties to the Stockholders Agreement, pursuant to which Horizon BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members acceptable to CW Ventures and Horizon BCBSNJ will be designated by management of the Company, and one member not associated with the operations of the Company who is acceptable to CW Ventures and Horizon BCBSNJ (See "Description of Business - Introduction and Background" above). CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. Horizon BCBSNJ had designated William J. Marino and Robert J. Pures as members of the Board; both resigned as of June 19, 2002. Horizon BCBSNJ has subsequently designated Patrick J. Geraghty, and Christine L. Nelson as members of the Board both of whom were elected as such as of February 10, 2003.

     The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2002:

     David G. Noone has been a director of the Company since January 1999 and Chairman of the Board since July 30, 2002, CEO from January 1999 until February 15, 2001, and an employee engaged in identifying and pursuing strategic business combinations from February 15, 2001 to September 2001. Prior to his service with the Company, Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia.

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

     Walter Channing, Jr. has been a director of the Company since May 1997. He has been Vice President of the CW Group, Inc., a company engaged in investing in the health care field since 1981. Mr. Channing currently serves on the boards of directors of several privately owned companies (including Alignis, Inc.) and is a general partner of CW Partners.

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

     Daniel J. Potterton has served as Executive Vice President, Operations, of the Company since February 20, 2001. Prior to that, in 1999 Mr. Potterton was an independent consultant to health plans and venture capital investment institutions, and from 1995 to 1999, he served as the President of MCC Behavioral Care, Inc. a subsidiary of CIGNA Healthcare. Mr. Potterton's employment with the Company terminated as of December 31, 2002.

     R. Christopher Minor has served as Senior Vice President and Chief Financial Officer of the Company since April 2000. Prior to that, Mr. Minor served as Senior Vice President & Treasurer of Hermitage Insurance Company from December 1997 to March 2000, and as Vice President and Chief Financial Officer of One Call Medical, Inc. from August 1996 to December 1997. Prior to that, Mr.

Minor served as Vice President and Chief Financial Officer of Value Behavioral Health from January 1994 to March 1996. Mr. Minor's employment with the Company terminated as of December 31, 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 2002 its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that Mr. Mouras inadvertently failed to report in a timely manner his grant of options; this transaction was reported late on Form 4.

Item 10.  Executive Compensation
--------  ----------------------

                             EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company for each of the three calendar years ended December 31, 2002, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.


                                                        Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------

                                                          Annual Compensation                     Long Term
                                                                                                 Compensation
-----------------------------------------------------------------------------------------------------------------------------------


                                 Year Ended                                                        Securities
     Name and Principal          Year Ended                                 Other Annual           Underlying        All Other
          Position               December 31,    Salary         Bonus       Compensation(2)     Options/SARSs(#)     Compensation

-----------------------------------------------------------------------------------------------------------------------------------
Dennis J. Mouras (3)                2002        $285,000        $50,000        $31,496            1,500,000           $5,250 (1)
Chief Executive Officer &           2001        $285,000         $-0-          $31,774            2,500,000           $5,100 (1)
President                           2000        $229,615         $-0-          $64,728              500,000           $5,100 (1)
-----------------------------------------------------------------------------------------------------------------------------------
Daniel J. Potterton(4)              2002        $195,000        $25,000         $-0-               250,000            $5,250 (1)
Senior Vice President               2001        $165,000         $-0-          $65,675             500,000            $4,500 (1)
& Chief Operating Officer           2000          $-0-           $-0-           $-0-                 -0-                 $-0-
-----------------------------------------------------------------------------------------------------------------------------------
R. Christopher Minor(5)             2002        $210,000        $25,000         $-0-               250,000            $5,250 (1)
Senior Vice President               2001        $210,000         $-0-           $-0-                 -0-              $5,100 (1)
& Chief Financial Offer             2000        $145,385         $-0-           $-0-               700,000               $-0-
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------

(1)  Represents   Company   matching    contributions   to   a   401(k)   profit sharing/savings plan.

(2)  Other Annual Compensation includes taxable fringe benefits, unused accrued vacation days, relocation allowances, and, in the case of Mr. Mouras, for 2000, commissions.

(3)  As of February 15, 2001, and Mr. Mouras was appointed to the office of Chief Executive Officer.

(4)  Mr. Potterton joined the Company on February 20, 2001, and terminated his employment as of December 31, 2002.

(5)  Mr. Minor joined the Company on April 17, 2000, and terminated his employment as of December 31, 2002.


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


                        Option Grants in Last Fiscal Year

--------------------------------------------------------------------------------
                      Number of      % of Total
                      Securities      Options
                      Underlying     Granted to
           Name        Options      Employees in    Exercise
                     Granted (#)    Fiscal Year    Price per     Expiration Date
                                                     Share
--------------------------------------------------------------------------------
Dennis J. Mouras        500,000         18.5%          $.14       03/19/2012
                      1,000,000         37.0%          $.06       10/29/2012
--------------------------------------------------------------------------------
Daniel J. Potterton     250,000         9.30%          $.14       03/19/2012
--------------------------------------------------------------------------------
R. Christopher Minor    250,000         9.30%          $.14       03/19/2012
--------------------------------------------------------------------------------


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


                                                     Number of                            Value of
                                                   Shares Underlying                Unexercised In-the-Money
        Name                                     Unexercised Options at                  Options at
        ----                                      December 31, 2002                 December 31, 2002
                                               Exercisable/Unexercisable          Exercisable/Unexercisable(1)
                                               -------------------------          ----------------------------
Dennis J. Mouras                                 2,571,859/1,928,141                        $0/$0
Daniel J. Potterton                                281,481/468,519                          $0/$0
R. Christopher Minor                               585,556/364,444                          $0/$0

----------------------------------------------------------

(1) Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company's Common Stock of $.05 on December 31, 2002.


Employment Agreements and Board Appointments

Mouras Employment Agreement

     As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the "Mouras Employment Agreement"), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company's Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options pursuant to the Company's Stock Option Plan for 2,500,000 shares, and (c) other benefits set forth therein. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras' employment. On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination from the Company without cause.

Potterton Employment Agreement

     By letter dated January 31, 2001, the Company entered into an agreement with Daniel J. Potterton to serve as its Executive Vice President, Operations (the "Potterton Agreement"). The term of the Potterton Agreement commenced February 20, 2001, pursuant to which Mr. Potterton is entitled to (a) an annual salary of $195,000, (b) a cash bonus opportunity of up to $30,000, (c) the grant of stock options, subject to Board approval, to purchase 500,000 shares of the Company's Common Stock, and (d) other benefits set forth therein. As of February 20, 2002, the parties entered into an Employment Agreement on substantially the same terms as the Potterton Agreement, except Mr. Potterton is subject to a non-compete agreement during his employment and for a period of two years thereafter. Mr. Potterton's employment with the Company terminated as of December 31, 2002.

Minor Employment Agreement

     Effective as of April 17, 2000, the Company entered into an Employment Agreement with R. Christopher Minor to serve as its Senior Vice President and Chief Financial Officer (the "Minor Agreement"). The term of the Minor Agreement commenced April 17, 2000, and continues for a one-year term, after which it renews automatically for successive one-year terms unless otherwise terminated in accordance with its terms. Under the Minor Agreement, Mr. Minor is entitled to (a) an annual salary of $210,000, (b) a stock option to purchase 500,000 shares of the Company's Common Stock, and (c) other benefits set forth therein. Mr. Minor is subject to a non-compete restriction during the term of his employment and for a period of one year thereafter. Mr. Minor's employment with the Company terminated as of December 31, 2002.

Compensation of Directors

Generally

     No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested directors who are neither officers nor associated with stockholders. Disinterested directors are paid $1,200 for each meeting of the Board of Directors they attend. Disinterested directors are also eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 2002, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company's Common Stock. The option may be exercised at $.08 per share, and becomes exercisable as follows: (a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000; and (c) the remaining 133,334 of such shares become exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26th day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

Directors Stock Option Plan

     The Company adopted the Director Stock Option Plan (the "Director Plan") on June 6, 1996, and amended it on July 24, 1996 and the stockholders approved the amended plan on August 23, 1996. Effective January 26, 1999, the Board of Directors approved amendments to the Director Plan to update the plan and to increase the number of shares and certain other benefits available under the Director Plan. The stockholders approved the amendments to the Director Plan on July 7, 1999.

     Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors (other than directors appointed by CW Ventures or Horizon BCBSNJ) and will determine: (i) the number of shares of the Company's Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of Common Stock (equal to 2,072,000 shares of Common Stock) is reserved for issuance.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
-------   ----------------------------------------------------------------------

     The following table sets forth as of March 7, 2003 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common

Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     Beneficial Ownership of Common Stock by
                       Certain Stockholders and Management

                                    Number of Shares
    Name of Beneficial Owner     Beneficially Owned (1)     Percent of Ownership (2)
    ------------------------     ----------------------     ------------------------
Principal Holders:
    Horizon Blue Cross Blue Shield of
       New Jersey (3)(4)(5)                   53,394,820                      53.50%
    CW Ventures II, L.P. (5)(6)               37,617,420                      37.69%

Management:

    Walter Channing, Jr. (5)(6)(7)            37,617,420                      37.69%
    Charles Hartman (5)(6)(7)                 37,617,420                      37.69%
    Barry Weinberg (5)(6)(7)                  37,617,420                      37.69%
    David J. McDonnell (8)(9)(10)                300,000                          *
    David G. Noone (9)(11)                     2,191,852                       2.15%
    Dennis J. Mouras (10)(11)                  2,766,304                       2.70%
    Daniel J. Potterton (10)(11)                 281,481                          *
    R. Christopher Minor (10)(11)                616,556                          *
    Patrick J. Geraghty (12)                           0                          *
    Christine L. Nelson (13)                           0                          *


    All directors and executive officers as
    a Group (7 persons) (7)(11)               43,773,613                      41.91%
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

(3) The business address of Horizon Blue Cross Blue Shield of New Jersey is 3 Penn Plaza East, Newark, New Jersey 07105.

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

(8) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(9) The business address of Mr. Noone is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(10) The business address of Messrs. Mouras, Potterton and Minor is 485-C Route 1 South, Iselin, New Jersey 08830.

(11) 300,000 of Mr. McDonnell's shares of Common Stock, 691,852 of Mr. Noone's shares of Common Stock, 2,766,204 of Mr. Mouras' shares of Common Stock, 281,481 of Mr. Potterton's shares of Common Stock, 585,556 of Mr. Minor's shares of Common Stock, and 4,625,093 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on March 7, 2003 or that will become exercisable within 60 days of such date.

(12) The business address of Mr. Geraghty, a director of the Company, is 3 Penn Plaza East, Newark, New Jersey 07105.

(13) The business address of Ms. Nelson, a director of the Company, is 3 Penn Plaza East, Newark, New Jersey 07105.


Equity Compensation Plans

     The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

                                                                 (A)                          (B)                        (C)
                                                        Number of securities to        Weighted-average        Number of securities
                                                        be issued upon exercise       exercise price of,     remaining available for
                                                        of outstanding options,      outstanding options,     future issuance under
                    Plan category                         warrants and rights        warrants and rights       equity compensation
                    -------------                                                                                plans (excluding
                                                                                                             securities reflected in
                                                                                                                      column (A))
                                                       -------------------------    ---------------------   ------------------------

      Equity compensation plans approved by
         security holders                                             13,942,642                   $ 0.28                 10,159,170
      Equity compensation plans not approved by
         security holders                                                      -                    $   -                          -

      Total                                                           13,942,642                   $ 0.28                 10,159,170

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     The Company has entered into a series of transactions with Horizon BCBSNJ. In February 1996, the Company issued the Horizon BCBSNJ Note, in the original principal amount of $3,600,000, which provided for conversion into 13,375,083 shares of Common Stock and the issuance of an additional 24,242,337 shares of Common Stock for failure of the Company to meet certain revenue and income thresholds. Accordingly, in conjunction with this obligation the Company issued to Horizon BCBSNJ 24,242,337 shares of Common Stock on February 27, 1997. For further description of the Horizon BCBSNJ Note, see "Description of Business - Introduction and Background." On August 16, 2001, pursuant to a Satisfaction of Debt Agreement dated November 1, 2000, among the Company, Horizon BCBSNJ and one of Horizon BCBSNJ's subsidiaries, Horizon Healthcare of New Jersey, Inc., the Company issued 15,777,400 shares of its common stock in exchange for the cancellation of approximately $1.6 million owed by it. As of December 31, 2002, Horizon BCBSNJ is the beneficial owner of 53,394,820 shares of Common Stock, constituting 53.50% of the Company's outstanding Common Stock. In addition, until June 19, 2002, two (2) Horizon BCBSNJ officers were directors of the
Company: Robert Pures, a former director of the Company, is Senior Vice President, Chief Financial Officer and Treasurer of Horizon BCBSNJ; and

William Marino, a former director of the Company is also a director, President and Chief Executive Officer of Horizon BCBSNJ; and since February 10, 2003, two
(2) other Horizon BCBSNJ officers have been appointed  directors of the Company:
Patrick J. Geraghty is a Senior Vice President of Horizon BCBSNJ,  and Christine
L. Nelson is Deputy General Counsel to Horizon BCBSNJ.

     The Company has also entered into a series of transactions with CW Ventures. In February 1996, the Company issued the CW Note, in the original principal amount of $2,000,000, which provided for exchange into 7,799,997 shares of Common Stock and the issuance of an additional 25,914,222 shares of Common Stock if the Company failed to meet certain revenue and income thresholds. Accordingly, the Company issued to CW Ventures 25,914,222 shares of Common Stock on February 27, 1997 for failure to meet such thresholds. For further description of the CW Note, see "Description of Business - Introduction and Background." In February 1996 the Company also issued to CW Ventures the CW Warrants. For further description of the CW Warrants, see "Description of Business - Introduction and Background." Effective June 30, 1998, the CW Note was automatically converted into 7,799,997 shares of Common Stock. As of December 31, 2001, CW Ventures is the beneficial owner of 37,617,420 shares of Common Stock, constituting 37.70% of the outstanding Common Stock. Also, two of CW Venture officers are directors of the Company: Barry Weinberg is a General Partner of CW Partners and Walter Channing, Jr. is also a General Partner of CW Partners.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits

Exhibit  Description of Exhibit No.
-------  -------------------------

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

3.1(a) Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

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

10.43 Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc., incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44 Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.45 Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to
          Exhibit 10.2 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.46 Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc. incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended June 30, 2001.

16.1      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 1996.

16.2      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16 filed on the Company's Form 8-K dated July 31, 2001.

16.3      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 2002.

23.1      Consent of Independent Auditors*

23.2      Notice Regarding Consent of Independent Auditors*

-------------------------------------
*filed herewith

Item 14.  Controls and Procedures
-------   -----------------------

     (a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation (the "Evaluation"), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who is also currently the acting chief financial officer ("CEO"), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" ("Disclosure Controls") and its "internal controls and procedures for financial reporting" ("Internal Controls").

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.
Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     (b) Certifications. Appearing immediately following the Signatures section of this Annual Report there are "Certifications" of the CEO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report which you are currently reading is the information concerning the Evaluation referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     (c) Limitations on the effectiveness of controls. The Company's management, including the CEO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     (d) Conclusions. Based upon the Evaluation, the Company's CEO concluded that the Company's Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

     (e) Changes in Internal Controls. There were no significant changes in the Company's Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CareAdvantage, Inc.
                                ------------------
                                (Registrant)

Date:   March 27, 2003    By:    /s/ Dennis J. Mouras
        ---------------      ----------------------------------------
                                 Dennis J. Mouras, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 27, 2003      By:      /s/ Dennis J. Mouras
      --------------          --------------------------------------------------
                                   Dennis J. Mouras, Chief Executive Officer,
                                   Director and acting Principal
                                   Financial Officer and Accounting Officer

Date: March 27, 2003      By:       /s/ Walter J,. Channing
      --------------          --------------------------------------------------
                                   Walter Channing, Jr., Director

Date: March 31, 2003      By:      /s/ Patrick J. Geraghty
      --------------          --------------------------------------------------
                                   Patrick J. Geraghty, Director

Date: March 31, 2003      By:      /s/ Christine L. Nelson
      --------------          --------------------------------------------------
                                   Christine L. Nelson, Director

Date: March 27, 2003      By:      /s/ David J. McDonnell
      --------------            ------------------------------------------------
                                   David J. McDonnell, Director

Date: March 27, 2003      By:      /s/ David G. Noone
      --------------           -------------------------------------------------
                                   David  G.  Noone, Director

Date: March 27, 2003      By:      /s/ Barry Weinberg
      --------------             -----------------------------------------------
                                   Barry Weinberg, Director

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Dennis J. Mouras, Chief Executive Officer and acting Principal Financial Officer of CareAdvantage, Inc. certify that:

     1. I have reviewed this annual report on Form 10-KSB of CareAdvantage, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003
                                        /s/Dennis J. Mouras
                                        ------------------------------------
                                        Dennis J. Mouras,
                                        Chief Executive Officer and acting
                                        Principal Financial Officer

                               CAREADVANTAGE, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements
                                      Page
                                      ----

      Independent Auditors' Report                                                                                      F-2

      Independent Auditors' Report                                                                                      F-3

      Consolidated Balance sheets as of December 31, 2002 and 2001                                                      F-4

      Consolidated Statements of operations for the years ended December 31, 2002 and 2001                              F-5

      Consolidated Statements of stockholders' equity for the years ended December 31, 2002 and 2001                    F-6

      Consolidated Statements of cash flows for the years ended December 31, 2002 and 2001                              F-7

      Notes to financial statements                                                                                     F-8

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CareAdvantage, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CareAdvantage, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors have expressed an unqualified opinion on those financial statements in their report dated March 18, 2002.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

See Note G[1] with respect to a claim in the amount of $1,547,000 against the Company's majority stockholder/customer.

         /s/ Eisner, LLP
         ------------------------
         Eisner, LLP

         New York, New York
         March 4, 2003
         With respect to Note G[1], March 17, 2003

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

The Board of Directors and Stockholders of
CareAdvantage, Inc:

We have audited the consolidated balance sheet of CareAdvantage, Inc and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareAdvantage, Inc and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States.

/s//Arthur Andersen LLP
-------------------

Arthur Andersen LLP
New York, New York
March 18, 2002

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                                   ----------------------
                                                                                                   2002             2001
                                                                                                   -----------  ---------

                                           ASSETS
Current assets:
   Cash                                                                                         $   7,793,000     $  4,297,000
   Restricted cash                                                                                    100,000          100,000
   Accounts receivable:
      Stockholder                                                                                   1,531,000        1,303,000
      Other                                                                                           441,000          375,000
   Other current assets                                                                               221,000          139,000
                                                                                                -------------  ---------------

        Total current assets                                                                       10,086,000        6,214,000

Property and equipment, at cost less accumulated depreciation                                       1,056,000          738,000
Intangible assets, net of accumulated amortization                                                    277,000          562,000
Other assets                                                                                           84,000           78,000
                                                                                                -------------  ---------------

        Total Assets                                                                            $  11,503,000      $ 7,592,000
                                                                                               ==============  ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $     114,000      $   412,000
   Accrued compensation and related benefits                                                        1,801,000          757,000
   Accrued expenses and other current liabilities                                                     385,000          520,000
                                                                                               --------------  ---------------

        Total current liabilities                                                                   2,300,000        1,689,000
                                                                                               --------------  ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
   Common stock - par value $.001 per share, authorized 200,000,000
      shares; issued and outstanding 99,794,152 and 99,781,152 shares                                 100,000          100,000
   Additional paid in capital                                                                      23,801,000       23,800,000
   Accumulated deficit                                                                            (14,698,000)     (17,997,000)
                                                                                               --------------  ---------------

                                                                                                    9,203,000        5,903,000

        Total Liabilities and Stockholders' Equity                                             $   11,503,000    $   7,592,000
                                                                                              ===============  ===============
See notes to consolidated financial statements

--------------------------------------------------------------------------------
                                      F-4


                                                     CAREADVANTAGE, INC. AND SUBSIDIARIES


                                                     Consolidated Statements of Operations

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                              -------------------------
                                                                                               2002                2001
                                                                                              -------------------------
Net service revenue (See note B[8])                                                       $  22,963,000      $   20,309,000
Cost of services                                                                              9,990,000          10,953,000
                                                                                        ---------------     ---------------

Gross profit                                                                                 12,973,000           9,356,000
                                                                                        ---------------     ---------------

Operating expenses:
   Selling, general and administrative                                                        7,431,000           7,184,000
   Depreciation and amortization                                                                468,000             509,000
   Employee termination costs                                                                 1,128,000                   -
   Write off of service contract                                                                468,000                   -
                                                                                        ---------------     ---------------

      Total operating expenses                                                                9,495,000           7,693,000
                                                                                        ---------------     ---------------

Operating income                                                                              3,478,000           1,663,000
Interest income                                                                                  65,000              92,000
Interest expense                                                                                      0             (49,000)
                                                                                        ---------------     ---------------

      Income before provision for income taxes                                                3,543,000           1,706,000

State income taxes                                                                              244,000             165,000
                                                                                        ---------------     ---------------
      Net income                                                                          $   3,299,000      $    1,541,000
Net income per share of common stock -                                                  ===============     ===============

              Basic                                                                           $ .03               $ .02
                                                                                              =====               =====

              Diluted                                                                         $ .03               $ .02
                                                                                              =====               =====

Weighted average number of common shares outstanding -

              Basic                                                                         99,792,000          89,420,000
                                                                                            ==========          ==========

              Diluted                                                                      100,249,000          91,465,000
                                                                                           ===========          ==========

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                       F-5


                                                    CAREADVANTAGE, INC. AND SUBSIDIARIES

                                                Consolidated Statements of Stockholders' Equity

                                                                  Common Stock
                                                               ------------------
                                                               Number        Par
                                                                 of         Value     Additional     Accumulated      Stockholders'
                                                               Shares       Amount      Capital        Deficit           Equity
                                                               ---------   ---------  ------------  --------------  ----------------
Balance as of January 1, 2001                                 83,533,752    $ 83,000  $22,238,000      $(19,538,000)     $ 2,783,000

Stock option modification compensation expense                                             14,000                             14,000
Exercise of stock options                                        470,000       1,000       14,000                             15,000
Issuance of shares for satisfaction of debt                   15,777,400      16,000    1,534,000                          1,550,000
Net income for the year ended December 31, 2001                                                           1,541,000        1,541,000
                                                            ------------  ----------  -----------      ------------        ---------
Balance as of December 31, 2001                               99,781,152     100,000   23,800,000      (17,997,000)        5,903,000

Exercise of stock options                                         13,000                    1,000                              1,000
Net income for the year ended December 31, 2002                                                           3,299,000        3,299,000
                                                            ------------  ----------  -----------         ---------        ---------

Balance as of December 31, 2002                               99,794,152    $100,000  $23,801,000     $ (14,698,000)    $  9,203,000
                                                            ============    ========  ===========     =============     ============

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


                                           CAREADVANTAGE, INC. AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2002 AND 2001

                                         Consolidated Statements of Cash Flows

                                                                                                          Year Ended
                                                                                                          December 31
                                                                                                    ------------------------
                                                                                                    2002                2001
                                                                                                    ------------------------

Cash flows from operating activities:
   Net income                                                                                    $  3,299,000         $  1,541,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                                 936,000              640,000
        Bad debt expense                                                                              779,000                    -
        Compensation due to option issuance                                                                 -               14,000
        Changes in:
           Accounts receivable stockholder                                                         (1,007,000)             (75,000)
           Accounts receivable other                                                                  (66,000)             703,000
           Other assets                                                                               (88,000)              41,000
           Accounts payable                                                                          (298,000)             222,000
           Accrued expenses and other current liabilities                                             909,000              212,000
                                                                                             ----------------     ----------------

              Net cash provided by operating activities                                             4,464,000            3,298,000
                                                                                             ----------------     ----------------

Cash flows from investing activity:
   Capital expenditures                                                                              (969,000)            (651,000)
                                                                                             ----------------     ----------------

              Net cash used  by investing activity                                                   (969,000)            (651,000)
                                                                                             ----------------     ----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                              1,000               15,000
   Transfer from restricted cash                                                                            -              156,000
                                                                                             ----------------     ----------------

              Net cash provided by financing activities                                                 1,000              171,000
                                                                                             ----------------     ----------------

                                   Net increase in cash                                             3,496,000            2,818,000
Cash - beginning of year                                                                            4,297,000            1,479,000
                                                                                             ----------------     ----------------

                                    Cash - end of year                                           $  7,793,000         $  4,297,000
                                                                                             ================     =================

Supplemental disclosures of cash flow information:
   Interest paid                                                                                 $          -         $     44,000
   Income taxes paid                                                                             $    292,000         $     51,000

Supplemental schedule of noncash operating and financing activities:

    Shares issued to stockholder to satisfy debt
                                                                                                 $          -         $  1,550,000

------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                                      F-7

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - INTRODUCTION AND BACKGROUND

     CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company's management and consulting services have been provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

     On November 1, 2000, the Company and Horizon BCBSNJ (a 45% stockholder) signed a "Satisfaction of Debt Agreement" which was subsequently amended to extend the closing date to September 30, 2001. Under the terms of the agreement, the Company paid and satisfied amounts outstanding to Horizon BCBSNJ of $1,577,740 by issuance of its common stock. The amount of $1,577,740 consists of a promissory note dated April 1, 1997, with a balance at June 30, 2001 of $692,571, the amount due to a Horizon BCBSNJ subsidiary of $839,000, and accrued interest of $46,169. The transaction closed on August 16, 2001. As a result of this transaction, Horizon BCBSNJ's current percentage ownership is 53.5% and the ownership percentage of CW Ventures, the other major stockholder, is 37.7%.

     Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and another Blue Cross Blue Shield organization, certain health care containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, which accounted for 4% and 9% of net revenues for the years ended December 2002 and 2001, respectively. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% and 70% of net revenues for the years ended December 31, 2002 and 2001, respectively.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

     The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

[2] Revenue recognition:

     For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) on a performance-based method whereby the Company's compensation is based on achieving certain defined benchmarks; or (iii) on the basis of a combination of both fee-for-service and performance-based fees. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

          (a) Revenue under the fee-for-service arrangements is recognized as the services are provided and the related costs of services are incurred on a pro-rata basis.

          (b) Revenue under the performance-based method is recognized when such amounts can reasonably be determined.

          (c)       Revenue           under           the            combination
                    fee-for-service/performance-based arrangements is recognized as follows: the fee-for-service revenue is recognized as the services are provided and the related cost of services are incurred and the revenue based on performance is recognized when such amounts can reasonably be determined.

[3]  Depreciation and amortization:

     Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Depreciation expense amounted to $350,000 and $336,000 for the years ended December 31, 2002 and 2001, respectively.

     Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method (see Note C).

     Depreciation and amortization expense of $131,000 is included in cost of services for December 31, 2001.

[4]  Per share data:

     Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

                                                                                                December 31,
                                                                                        -------------------------
                                                                                        2002                 2001
                                                                                        -------------------------

                 Weighted average common shares outstanding - basic                 99,792,000         89,420,000

                 Effect of dilutive options                                            457,000          2,045,000
                                                                              ----------------  -----------------
                 Weighted average common shares outstanding - diluted              100,249,000         91,465,000
                                                                              ================  =================


     Options and warrants outstanding at December 31, 2002 and 2001 to purchase approximately 12,013,000 and 5,648,000 shares of common stock, respectively, were not included in the diluted per share computation as their effect would be antidilutive.

[5]  Concentration of credit risk:

     Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. The Company markets its services primarily to Blue Cross and Blue Shield companies. Collateral is not required to support these financial instruments.

[6]  Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]  Fair value of financial instruments:

     The fair value of financial instruments approximates their carrying amount due to the short-term nature of such instruments.

[8]  Major customers:

     One customer accounted for approximately 82% (Horizon BCBSNJ) of net revenues for the year ended December 31, 2002 and approximately 70% of net revenues for the year ended December 31, 2001. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's services.

[9]  Stock-based compensation:

     The Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effects on net income (loss) and earnings
     (loss) per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note E [2]).

[10] Recently issued accounting standards:

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or disposal activities," and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     The Company adopted SFAS No. 146, and accordingly has recognized certain costs in exiting the following activities. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's certain health care containment services, including utilization review, case management, and disease management and independent reviews. As a result, the Company ceased offering these services as of January 1, 2003. As of December 31, 2002, the Company incurred certain costs in exiting this business, which included employee termination costs of approximately $1,128,000 and the write down of intangible assets related to the Horizon BCBSNJ service agreement of approximately $468,000. In 2003, the Company expects to incur additional costs in connection with exiting this business, including costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ. Such costs will be material.

NOTE C - INTANGIBLE ASSETS

     Intangible  assets,  net  of  accumulated   amortization   consist  of  the
     following:

                                                                                       December 31,
                                                                               2002                    2001
                 Service agreement                                          $1,100,000             $1,100,000
                 License agreement                                           1,103,000              1,103,000
                 Software development cost                                     851,000                549,000
                                                                            ----------             ----------

                                                                             3,054,000              2,752,000

                 Less accumulated amortization                               2,777,000              2,190,000
                                                                           -----------             ----------
                                                                            $  277,000             $  562,000
                                                                           ===========             ==========


     Amortization expense for the years ended December 31, 2002 and 2001 was $587,000 and $304,000, respectively.


[1]  Service agreement:

     This amount represents the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM. As the service agreement was terminated, the related asset was fully amortized at December 31, 2002.

[2]  License agreement:

     The Company signed a five-year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company, which required an advance payment of $1,000,000. Pursuant to the License Agreement, the Company was granted a license for 100 users under a non-exclusive five-year license for the use of certain existing software. In December 1998, the Company upgraded the software and extended the term through the later of October 31, 2001 or the termination of a license agreement that a subsidiary of Horizon BCBSNJ has with such software development company. Such contract was terminated as of December 31, 2002. The related asset has been fully amortized at December 31, 2002.

[3]  Software development costs:

     Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $117,000 and $173,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                                               December 31,
                                                                                        2002                    2001
                 Computer equipment                                                $2,699,000               $2,597,000
                 Furniture and fixtures                                               499,000                  498,000
                 Office machines and telephone equipment                              627,000                  496,000
                 Leasehold improvements                                             1,245,000                  811,000
                                                                                    ---------               ----------

                                                                                    5,070,000                4,402,000
                 Less accumulated depreciation and amortization                    (4,014,000)              (3,664,000)
                                                                                    ---------               ----------

                                                                                   $1,056,000                 $738,000
                                                                                   ==========                =========

NOTE E - STOCKHOLDERS' EQUITY


[1]  Preferred stock:

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

[2]  Stock option plans:

     The Stock Option Plan (the "Plan") is administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee are eligible to receive options under the Plan.

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

     Pursuant to the terms of the Director Stock Option Plan (the "Director Plan"), the Board of Directors may grant non-qualified stock options to non-employee directors (other than directors appointed by CW Ventures or Horizon BCBSNJ) and will determine: (i) the number of shares of the Company's common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of common stock (equal to 2,072,000 shares of common stock) is reserved for issuance.

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

     The following is a summary of stock option activity during the years ended December 31:

                                                                          2002                             2001
                                                                          ----                             ----
                                                                                Weighted                          Weighted
                                                                                Average                            Average
                                                                                Exercise                          Exercise
                                                            Shares              Price            Shares             Price
                                                            ------              -----            ------           --------

                Outstanding at beginning of year            11,670,000          $.22             15,297,000       $.23
                Granted                                      4,202,000           .12              1,588,000        .12
                Exercised                                      (13,000)          .08               (470,000)       .03
                Cancelled                                   (1,909,000)          .08             (4,745,000)       .23
                                                            ----------                           ----------

                Outstanding at end of year                  13,950,000           .28             11,670,000        .22
                                                            ==========                           ==========

                Exercisable at end of year                   8,692,000           .24              7,813,000        .30
                                                            ==========                           ==========


     In addition, approximately 3,600,000 options held by terminated employees will be cancelled in the first quarter of 2003.

     The following table summarizes information about stock options at December 31, 2002:

                                                    Options Outstanding                       Options Exercisable
                                                    -------------------                       -------------------
                                                           Weighted
                                                            Average
                                                           Remaining        Weighted                        Weighted
                                                          Contractual        Average                        Average
                    Range of             Number              Life           Exercise        Number          Exercise
                 Exercise Price        Outstanding         In Years           Price       Exercisable        Price
                 --------------        -----------        -----------       --------      -----------       --------

                 $0.03 to $0.15         11,433,000            8.2             $0.10         6,259,000       $0.09
                 $0.16 to $0.30          1,334,000           7.10              0.23         1,321,000        0.23
                 $0.31 to $0.45            647,000           7.25              0.40           575,000        0.40
                     $0.78                 125,000           4.60              0.78           125,000        0.78
                     $1.32                  82,000           3.70              1.32            82,000        1.32
                     $2.82                 329,000           3.70              2.82           330,000        2.82
                                           -------                                            -------

                                         13,950,00                            $0.28         8,692,000       $0.24
                                     =============                                        ===========



     The weighted average fair value of options granted in 2002 and 2001 was approximately $.10 and $.13, respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:

                                                                     December 31,
                                                                     ------------
                                                             2002                     2001
                                                             ----                     ----

                 Dividend yield                            0                        0
                 Volatility                                121%                     158.9%
                 Risk free interest rate                   3.22-4.74%               4.56-6.16%
                 Expected life in years                       5                          5


     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net income for the years ended December 31, 2002 and 2001 would have been approximately $3,898,000 and $997,000 or $.04 and $.01 per share, respectively.

NOTE F - INCOME TAX

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                                  December 31,
                                                                                             2002             2001

      Current portion of deferred tax assets:
         Accrued liabilities                                                       $        76,000  $       172,000
                                                                                   ---------------  ---------------

                                                                                            76,000          172,000
                                                                                   ---------------  ---------------

      Noncurrent portion of deferred tax assets/(liabilities):
         Net operating loss carryforwards                                                2,853,000        4,217,000
         Allowance for doubtful accounts                                                   265,000                -
         Tax/ book basis of fixed assets                                                   107,000         (133,000)
         Intangibles                                                                       996,000        1,128,000
         Alternative minimum tax credit                                                     55,000           55,000
                                                                                   ---------------  ---------------

                                                                                         4,011,000        5,267,000

      Deferred tax assets                                                                4,087,000        5,439,000
      Valuation allowance                                                               (4,087,000)      (5,439,000)
                                                                                   ---------------  ---------------

                                                                                   $             0  $             0
                                                                                   ===============  ===============

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $8,393,000 at December 31, 2002, expiring through 2019. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. As of December 31, 2002, $7,108,000 of the net operating loss carryforwards are subject to such limitation. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset decreased approximately $1,087,000 and $1,118,000 for the years ended December 31, 2002 and 2001, respectively. The Company incurred state income tax of approximately $244,000 and $165,000 for the years ended December 31, 2002 and 2001, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                                                       Year Ended
                                                                                      December 31,
                                                                             2002            2001

        Income taxes at federal statutory rate                          $  1,205,000    $    362,000
        Permanent differences                                                  9,000          10,000
        Change in valuation allowance                                     (1,087,000)       (372,000)
        State taxes, net of federal benefit                                  146,000         165,000
        Other                                                                (29,000)              -
                                                                        ------------    ------------
                                                                        $    244,000    $    165,000
                                                                        ============    ============

NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Contingencies:

     With respect to the previously reported action by Robert T. Caruso against the Company and three of its former officers, John J. Petillo, Vincent M. Achillare and Lawrence A. Whipple, in October 2002, Caruso dismissed with prejudice all claims against the Company, and defendants Petillo and Whipple, except the claim for negligent misrepresentation (the court had previously dismissed this action with prejudice with respect to the defendant Achillare). Thereafter, the Company made a payment to Caruso, which is not material, in return for the dismissal with prejudice of the remaining claim of negligent misrepresentation and the release of all claims against the Company and Messrs. Petillo, Whipple and Achillare and the litigation was settled. No additional charge on account of the settlement will be recorded by the Company beyond that previously recorded.

     CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees being withheld by Horizon BCBSNJ in connection with certain disputes under the agreement, as well as damages for Horizon BCBSNJ's hiring of the Company's employees. Included in accounts receivable stockholder as of December 31, 2002 on the accompanying balance sheet is approximately $1,547,000 that the Company is seeking to recover under the claim. This amount includes approximately $779,000 for which the Company has provided a full reserve relating to a rate adjustment that is in dispute and $768,000 relating to services provided in December, 2002. Management intends to vigorously pursue such claim. The remaining balance of accounts receivable stockholder was collected in the first quarter of 2003. The Company has provided a reserve against accounts receivable relating to the retroactive rate adjustment component portion of this claim.

[2] Professional liability:

     In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims. Its exposure in this regard is substantially reduced since it ceased providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

[3] Operating leases:

The Company has a lease for office space which expires in March 2011 and equipment leases expiring various dates through May 2005. Minimum annual lease payments for office space and equipment for each of the next five years ending December 31 and thereafter are as follows:


                        Year                       Office
                       Ending                      Space                    Equipment             Payments
                       ------                      ------                   ---------             --------

                       2003                        $ 697,000                $55,000               $752,000
                       2004                          701,000                 31,000                732,000
                       2005                          701,000                705,000                705,000
                       2006                          722,000                      -                722,000
                       2007                          729,000                      -                729,000
                       Thereafter                  2,408,000                      -              2,408,000
                                                   ---------                -------              ---------

                                                  $5,958,000                $90,000             $6,048,000
                                                  ==========                =======             ==========

Rent expense for the years ended December 31, 2002 and 2001 was $783,000 and $728,000, respectively. See Note B[10] with respect to partial termination of the Company's business.

[4]  Employee benefit plans:

     The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

     The Company's matching contribution was $195,000 and $232,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE H  - STAND BY LETTER OF CREDIT

During 2001, the Company obtained an irrevocable letter of credit in the amount of $100,000 in favor of the landlord for the Company's obligation under its real estate lease.

                                  EXHIBIT INDEX

Exhibit
No.      Description of Exhibit
-------  ----------------------


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

3.1(a) Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

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

10.32 Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company's Form 10KSB for the year ended September 30, 1998..

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

10.43 Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44 Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.45 Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to
          Exhibit 10.2 filed with the Company's Form 10-QSB for the quarter ended March 31, 2001.

10.46 Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-QSB for the quarter ended June 30, 2001.

16.1      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 1996.

16.2      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16.1 filed on the Company's Form 8-K dated July 31, 2001.

16.3      Letter regarding  change in accountants,  incorporated by reference to
          Exhibit 16.1 filed on the Company's Form 8-K dated June 6, 2002.

23.1      Consent of Independent Auditors*

23.2      Notice Regarding Consent of Independent Auditors*

-------------------------------------
*filed herewith