Form 10QSB
period 2003-03-31
CAREADVANTAGE INC
filed 2003-05-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003



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



                                   99,795,000
         Number of shares of Common Stock outstanding as of May 1, 2003

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the three months ended March 31, 2003


                                    I N D E X


Part I - Financial Information

    Item 1.    Financial Statements

o   Condensed Consolidated Balance Sheets -
               March 31, 2003 (Unaudited) and December 31, 2002................2

o   Unaudited Condensed Consolidated Statements of Operations -
               Three months ended March 31, 2003 and March 31, 2002............3

o   Unaudited Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 2003 and March 31, 2002............4

o   Notes to Unaudited Condensed Consolidated Financial Statements.............5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................7

    Item 3.    Controls and Procedures........................................10

Part II - Other Information

    Item 1.       Legal Proceedings...........................................10

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

    Item 5.       Other Information ..........................................11

    Item 6.       Exhibits and Reports on Form 8-K............................11

    Signature.................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                            CAREADVANTAGE, INC AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,                 December 31,
                     ASSETS                                        2003                       2002
                                                                 Unaudited                   Audited
                                                                 ---------                   -------
Current assets:
     Cash and cash equivalents                                   $6,151,000                 $ 7,793,000
     Restricted cash                                                100,000                     100,000
     Accounts receivable for services:
         Stockholder, net of allowance of $779,000                  762,000                   1,531,000
         Other                                                      642,000                     441,000
     Other current assets                                           106,000                     221,000
                                                                    -------                     -------

                  Total current assets                            7,761,000                  10,086,000

Property and equipment, at cost less accumulated depreciation       992,000                   1,056,000
Intangible assets                                                   232,000                     277,000
Other assets                                                         88,000                      84,000
                                                                     ------                      ------

Total Assets                                                    $ 9,073,000                $ 11,503,000
                                                                ===========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $    45,000                $    114,000
     Accrued compensation and related benefits                      330,000                   1,801,000
     Accrued expenses and other current liabilities               2,356,000                     385,000
                                                                  ---------                     -------

     Total current liabilities                                    2,731,000                   2,300,000
                                                                  ---------                   ---------


Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,794,152                                 100,000                     100,000
     Additional capital                                          23,801,000                  23,801,000
     Accumulated deficit                                        (17,559,000)                (14,698,000)
                                                                ------------               ------------

Total Stockholders' Equity                                        6,342,000                   9,203,000
                                                                  ---------                   ---------
Total Liabilities and Stockholders' Equity                      $ 9,073,000                $ 11,503,000
                                                                  =========                 ===========


   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended March 31,

                                                        2003                        2002
                                                        ----                        ----

Net revenues                                         $ 1,073,000                 $ 5,509,000

Costs of services                                        674,000                   2,787,000
                                                         -------                   ---------


Gross margin                                             399,000                   2,722,000



Selling, general and administrative expenses           3,267,000                   2,040,000
                                                       ---------                   ---------

Operating income/(loss)                               (2,868,000)                    682,000

Interest income - net                                     13,000                      14,000

Provision for income taxes                                 6,000                      48,000
                                                           -----                      ------

Net income/(loss)                                  $  (2,861,000)                 $  648,000
                                                      ===========                    =======

Net income/(loss)
per share of common stock-basic and diluted                ($.03)                       $.01
                                                            =====                       ====

Weighted average number
of common shares outstanding -

     Basic                                            99,795,000                  99,786,000
                                                      ==========                  ==========

     Diluted                                          99,795,000                 102,107,000
                                                      ==========                 ===========




   The accompanying notes are an integral part of these financial statements.


                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,

                                                                   2002                   2002
                                                                   ----                   ----

Cash flows from operating activities:

Net income/(loss)                                             $ (2,861,000)            $ 648,000

Adjustments to reconcile net income
to net cash provided from operating
activities:

     Depreciation and amortization                                 128,000               175,000
     Compensation due to option issuance                                 -                 2,000

Change in assets and liabilities:

Accounts receivable stockholder                                    769,000              (107,000)
Accounts receivable other                                         (201,000)             (147,000)
Other assets                                                       111,000              (120,000)
Accounts payable                                                   (69,000)             (112,000)
Accrued expenses and other liabilities                             500,000               457,000
                                                                   -------               -------

Net cash provided by/(used in)
operating activities                                            (1,623,000)              796,000
                                                                 ----------              -------

Cash flows from investing activities:

Capital expenditures                                               (19,000)             (617,000)
                                                                   --------             ---------

Cash flows from financing activities:


Proceeds from issuance of Common Stock                                    -                1,000
                                                                    -------            ---------


Net increase/(decrease) in cash                                 (1,642,000)              180,000

Cash - beginning of period                                        7,793,000            4,297,000
                                                                  ---------            ---------

Cash - end of period                                             $6,151,000           $4,477,000
                                                                 ==========           ==========



   The accompanying notes are an integral part of these financial statements.

                               CAREADVANTAGE, INC.
Note A--Basis of preparation:

The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows presented. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2003 are not necessarily indicative of operating results to be expected for the full year.

Note B--Termination of Horizon BCBSNJ Contract:

Prior to January 1, 2003, the Company provided, principally to Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") and another Blue Cross Blue Shield organization, certain health care containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, which accounted for 4% of net revenues for the year ended December 2002. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of net revenues for the year ended December 31, 2002.

Note C--Per share data:

Basic net income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note D - Stock-Based Compensation:

Statement of Financial Accounting Standards ("SFASB") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.



                              CAREADVANTAGE, INC.


                                                            Three Months Ended March 31,

                                                                   2003              2002
                                                                   ----              ----

    Reported net income (loss)                                  (2,861,000)        648,000
    Stock-based employee compensation determined
        under the fair value based method, net of tax               44,000          53,000
    Pro forma net income (loss)                                 (2,905,000)        595,000
    Basic income (loss) per share:
        As reported                                                   (.03)            .01
        Pro forma                                                     (.03)            .01
    Diluted income (loss) per share:
        As reported                                                   (.03)            .01
        Pro forma                                                     (.03)            .01


Note E--Contingencies:

CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees in the amount of $1,547,000, which we have not been paid by Horizon BCBSNJ in connection with certain disputes under the agreement, as well as damages for Horizon BCBSNJ's hiring of the Company's employees. The Company has reserved $779,000 relating to the amounts due for such service fees. In April 2003, Horizon BCBSNJ filed a counterclaim against CareAdvantage, Inc. seeking damages for breach of contract, breach of implied duty of good faith and fair dealing, tortuous interference with prospective economic advantage, trade libel and unfair competition. The Company believes that the counterclaim is without merit.

The Company is also the plaintiff in two other unrelated cases.


Note F--Loss on office space lease:

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or Disposal Activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

In 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ. The Company recorded a charge in the amount of approximately $2,117,000 relating to the operating leases on January 1, 2003, the date the Company ceased using the majority of the facility. The charge is included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $167,000 was charged to such liability for the three months ended March 31, 2003. As of March 31, 2003, the remaining liability is $1,950,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see "Cautionary Statements" in
Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 2002. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

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


Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and BCBSRI, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. As a result of the loss of the aforesaid customers and the Company's concomitant reduction in employees and infrastructure, beginning January 1, 2003, the Company ceased offering these services.


RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three months ended March 31, 2003, with those for the three months ended March 31, 2002. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2003 and March 31, 2002 were approximately $1,073,000 and $5,509,000, respectively. This represents a decrease of approximately $4,436,000 for the three-month period ended March 31, 2003 from the corresponding period of the prior year. The decrease for the three months ended March 31, 2003 resulted from an decrease of approximately $4,823,000 as a result of terminated contracts with Horizon BCBSNJ and BCBSRI, offset by an increase of approximately $387,000 from consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended March 31, 2003 and March 31, 2002 was approximately $674,000 and $2,787,000, respectively. This represents a decrease of approximately $2,113,000 for the three-month period ended March 31, 2003 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended March 31, 2003 was primarily due to decreased personnel costs of approximately $2,022,000, professional costs of approximately $80,000 and depreciation and amortization costs of approximately $31,000, offset by an increase in travel costs of approximately $20,000.

Selling, general and administrative expenses:

The Company's total selling, general, and administrative costs for the three-month periods ended March 31, 2003 and March 31, 2002 were approximately $3,267,000 and $2,040,000, respectively. This represents an increase of approximately $1,227,000 for the three-month period ended March 31, 2003 over the corresponding period of the prior year. This increase for the three-month period ended March 31, 2003 is primarily due to increases in professional costs of approximately $103,000, a reserve for loss on sublease of office space of approximately $1,950,000, offset by decreases in personnel costs of approximately $608,000, information and communications costs of approximately $70,000, travel costs of approximately $37,000, facility costs of approximately $15,000, other general and administrative costs of approximately $79,000 and depreciation and amortization costs of approximately $17,000.

Interest income:

The Company's total net interest income for the three-month periods ended March 31, 2003 and March 31, 2002 was approximately $13,000 and $14,000, respectively. This represents a decrease of approximately $1,000 in net interest income for the three-month period ended March 31, 2003 from the corresponding period of the prior year. The decrease in net interest income of approximately $1,000 is due to the decline of interest rates in 2003.



LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2003, the Company had working capital of approximately $5,030,000, stockholders equity of approximately $6,342,000 and an accumulated deficit since its inception of approximately $17,559,000. However, the Company's operations have been significantly impacted by the events described below.

Significant Development:

As stated above, Horizon BCBSNJ terminated its services agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002, from Horizon BCBSNJ due to the services arrangement.

As a result of the termination of the services agreement with Horizon BCBSNJ as of December 31, 2002, the Company has significantly reduced the scope of its operations.

As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin,

New Jersey and is currently attempting to sublease all or a portion of such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements. There can be no guaranty that the Company, through these various measures, will be successful in mitigating the effect of the loss of the services agreement with Horizon BCBSNJ and to continue to remain in business.

Because the Company no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale. The Company is instead focusing on offering its management and consulting services. The Company had not heavily marketed these services in the past, because the Company's primary focus was on the health care containment services provided under the Horizon BCBSNJ services agreement. At the present time, the Company's primary focus now is to build up revenues from these management and consulting services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. If the Company is unable to build up these services to a level that would support its business, it may have to seek additional capital financing or may be required to further reduce planned operational expenses. However, if the Company is not successful with these measures, it may not be able to continue its operations.


Financial condition:

At March 31, 2003, the Company had cash of approximately $6,151,000 and working capital of approximately $5,030,000. At December 31, 2002, the Company had cash of approximately $7,793,000 and working capital of approximately $7,786,000.

The use of cash in operations related principally to the company's three month loss of $2,861,000 and the payment of accrued severance pay offset by an increase in accrued expenses as a result of a $1,950,000 liability for the potential loss on the sublease of its office space and the reduction of accounts receivable from stockholders of $769,000.

Net cash used in investing activities amounted to approximately $19,000 for the three-month period ended March 31, 2003 and is due to capital expenditures during the three-month period.

There were no financing activities for the three-month period ended March 31, 2003.

In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for at least the next 12 months.

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

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.
Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

(b) Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are "Certifications" of the CEO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report which you are currently reading is the information concerning the Evaluation referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

(e) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Company carried out the Evaluation.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

In CareAdvantage, Inc. v. Princeton Insurance Company, the Company is seeking damages against the Princeton Insurance Company arising out of that company's denial of coverage under an officers and directors insurance policy issued to the Company; Princeton Insurance Company has counterclaimed against the Company for its attorneys fees in defending the instant action. In January 2003, the trial judge granted summary judgment to Princeton Insurance Company with respect to the Company's claim and denied Princeton's counterclaim against the Company for attorneys fees. In February 2003, the Company filed a Notice of Appeal.

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

For a description of additional legal proceedings, see Note E to the Financial Statements. With the exception of the legal proceedings described above and in Note E to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended March 31, 2003.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

   (a) Exhibits

           See Exhibit Index.

   (b) Reports on Form 8-K.

           None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  CareAdvantage, Inc



May 14, 2003   /s/ Dennis J. Mouras
               ----------------------------------
               Dennis J. Mouras

                  Chief Executive Officer and acting Principal Financial Officer

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS


I, Dennis J. Mouras, Chief Executive Officer and acting Principal Financial Officer of CareAdvantage, Inc., certify that:

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

Date:   May 14, 2003

                      /s/ Dennis J. Mouras
                      -------------------------------------
                      Dennis J. Mouras,
                      Chief Executive Officer and acting Principal
                       Financial Officer

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