Form 10QSB
period 2003-06-30
CAREADVANTAGE INC
filed 2003-08-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003



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


         Issuer's telephone number, including area code: (732) 602-7000

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



                                   99,795,000
        Number of shares of Common Stock outstanding as of July 28, 2003

                 Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                     For the six months ended June 30, 2003


                                    I N D E X


Part I - Financial Information

    Item 1.    Financial Statements

     o    Condensed  Consolidated Balance Sheets -
          June 30, 2003 (Unaudited) and December 31, 2002....................  2

     o    Unaudited Condensed Consolidated  Statements of Operations -
          Three and Six months ended June 30, 2003 and June 30, 2002.........  3

     o    Unaudited Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 2003 and June 30, 2002...................  4

     o    Notes to Unaudited Condensed Consolidated Financial Statements.....  5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................  7

    Item 3.    Controls and Procedures....................................... 10

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

    Signature................................................................ 12

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,                       December 31,
                     ASSETS                                         2003                             2002
                                                                  Unaudited                         Audited
                                                                  ---------                         -------
Current assets:
     Cash and cash equivalents                                   $ 5,595,000                     $ 7,793,000
     Restricted cash                                                 100,000                         100,000
     Accounts receivable for services:
         Stockholder, net of allowance of $779,000                   762,000                       1,531,000
         Other                                                       500,000                         441,000
     Other current assets                                            133,000                         221,000
                                                                 -----------                     -----------

                  Total current assets                             7,090,000                      10,086,000

Property and equipment, at cost less accumulated depreciation        918,000                       1,056,000
Intangible assets                                                    211,000                         277,000
Other assets                                                          74,000                          84,000
                                                                 -----------                     -----------

Total Assets                                                     $ 8,293,000                     $11,503,000
                                                                 ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                            $   198,000                     $   114,000
     Accrued compensation and related benefits                       195,000                       1,801,000
     Accrued expenses and other current liabilities                2,544,000                         385,000
                                                                 -----------                     -----------

     Total current liabilities                                     2,937,000                       2,300,000
                                                                 -----------                     -----------


Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,794,152                                  100,000                         100,000
     Additional capital                                           23,801,000                      23,801,000
     Accumulated deficit                                         (18,545,000)                    (14,698,000)
                                                                 -----------                     -----------

Total Stockholders' Equity                                         5,356,000                       9,203,000
                                                                 -----------                     -----------
Total Liabilities and Stockholders' Equity                       $ 8,293,000                     $11,503,000
                                                                  =========                      ===========


                                The accompanying notes are an integral part of these financial statements.


                                                         -2-

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                              June 30,
                                                     2003             2002                2003              2002
                                                     ----             ----                ----              ----


Net revenues                                     $ 1,075,000     $ 6,300,000            2,148,000      $ 11,809,000

Costs of services                                    621,000       2,852,000            1,295,000         5,639,000
                                                 -----------     -----------           ----------      ------------

Gross margin                                         454,000       3,448,000              853,000         6,170,000

Operating Expenses:

Selling, general and administration                1,447,000       2,252,000            4,714,000         4,291,000
                                                 -----------     -----------           ----------      ------------


Operating income/(loss)                             (993,000)      1,196,000           (3,861,000)        1,879,000

Interest income - net                                 11,000          15,000               24,000            29,000

Provision for income taxes                             4,000         104,000               10,000           152,000
                                                 -----------     -----------          -----------      ------------

Net income/(loss)                                   (986,000)      1,107,000           (3,847,000)        1,756,000
                                                 ===========     ===========          ===========      ============

Net income/(loss)
per share of common stock-basic and diluted            ($.01)           $.01                ($.04)             $.02
                                                       ======           ====                ======             ====

Weighted average number
of common shares outstanding -

     Basic                                        99,795,000      99,795,000           99,795,000        99,790,000
                                                 ===========     ===========          ===========      ============

     Diluted                                      99,795,000     103,419,000           99,795,000       103,415,000
                                                 ===========     ===========          ===========      ============




                              The accompanying notes are an integral part of these financial statements.






                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,


                                                                   2003                      2002
                                                                   ----                      ----

Cash flows from operating activities:

Net income/(loss)                                             $ (3,847,000)               $ 1,756,000

Adjustments to reconcile net income/(loss) to net cash (used in)/provided from operating activities:

     Depreciation and amortization                                 239,000                    381,000

Change in assets and liabilities:

Accounts receivable stockholder                                    769,000                   (234,000)
Accounts receivable other                                          (59,000)                  (128,000)
Other assets                                                        98,000                   (219,000)
Accounts payable                                                    84,000                   (181,000)
Accrued expenses and other liabilities                             553,000                    610,000
                                                              -------------               ------------

Net cash (used in)/provided by
operating activities                                            (2,163,000)                 1,985,000
                                                              -------------               ------------

Cash flows from investing activity:

Capital expenditures                                               (35,000)                  (833,000)
                                                              -------------               ------------

Cash flows from financing activities:


Proceeds from issuance of Common Stock                                    -                     2,000
                                                              -------------               ------------


Net (decrease)/increase in cash                                 (2,198,000)                 1,154,000

Cash - beginning of period                                       7,793,000                  4,297,000
                                                              -------------               ------------

Cash - end of period                                          $  5,595,000                $ 5,451,000
                                                                 ==========               ============



                            The accompanying notes are an integral part of these financial statements.





                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A--Basis of preparation:

The condensed consolidated financial statements as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows presented. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

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

Note C--Per share data:

Basic net income/(loss) per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

Note D--Stock-Based Compensation:

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

                                CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                              Six Months Ended June 30,
                                                              -------------------------

                                                                2003              2002
                                                                ----              ----

    Reported net income (loss)                               (3,847,000)        1,756,000
    Stock-based employee compensation determined
           under the fair value based method, net of tax         82,000           132,000
    Pro forma net income (loss)                              (3,929,000)        1,624,000
    Basic income (loss) per share:
         As reported                                            (.04)              .02
         Pro forma                                              (.04)              .02
    Diluted income (loss) per share:
         As reported                                            (.04)              .02
         Pro forma                                              (.04)              .02


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


Note F--Loss Due to Termination of Horizon BCBSNJ Contract:

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

In 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ. The Company recorded a charge in the amount of approximately $2,639,000 relating to the operating leases on January 1, 2003, the date the Company ceased using the majority of the facility. The charge is included in selling, general and administrative expenses on the

                               CAREADVANTAGE, INC.


accompanying statement of operations. Rent in the amount of approximately $341,000 was charged to such liability for the six months ended June 30, 2003. As of June 30, 2003, the remaining liability is $2,298,000.



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


RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three and six months ended June 30, 2003, with those for the three and six months ended June 30, 2002. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2003 and June 30, 2002 were approximately $1,075,000 and $6,300,000, respectively. This represents a decrease of approximately $5,225,000 for the three-month period ended June 30, 2003 from the corresponding period of the prior year. The decrease for the three months ended June 30, 2003 resulted from a decrease of approximately $5,438,000 as a result of terminated contracts with Horizon BCBSNJ and BCBSRI, offset by an increase of approximately $213,000 from consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended June 30, 2003 and June 30, 2002 was approximately $621,000 and $2,852,000, respectively. This represents a decrease of approximately $2,231,000 for the three-month period ended June 30, 2003 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended June 30, 2003 was primarily due to decreased personnel costs of approximately $1,981,000, professional costs of approximately $180,000, travel costs of approximately $7,000 and depreciation and amortization costs of approximately $63,000.

Selling, general and administrative expenses:

The Company's total selling, general, and administrative costs for the three-month periods ended June 30, 2003 and June 30, 2002 were approximately $1,447,000 and $2,252,000, respectively. This represents a decrease of approximately $805,000 for the three-month period ended June 30, 2003 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2003 is primarily due to decreases in personnel costs of approximately $958,000, facility costs of approximately $319,000, which includes approximately $341,000 of rent payments applied to the facility lease liability, travel costs of approximately $63,000, information and communications costs of approximately $122,000, and depreciation and amortization costs of approximately $33,000, offset by increases in other general and administrative costs of approximately $658,000, which includes approximately $688,000 adjustment to loss on sublease, and professional costs of approximately $32,000.

Interest income:

The Company's total net interest income for the three-month periods ended June 30, 2003 and June 30, 2002 was approximately $11,000 and $15,000, respectively. This represents a decrease of approximately $4,000 in net interest income for the three-month period ended June 30, 2003 from the corresponding period of the prior year. The decrease in net interest income of approximately $4,000 is due to the decline of interest rates in 2003.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2003 and June 30, 2002 were approximately $2,148,000 and $11,809,000, respectively. This represents a decrease of approximately $9,661,000 for the six-month period ended June 30, 2003 from the corresponding period of the prior year. The decrease for the six months ended June 30, 2003 resulted from a decrease of approximately $10,261,000 as a result of terminated contracts with Horizon BCBSNJ and BCBSRI, offset by an increase of approximately $600,000 from consulting business.

Cost of services:

The Company's total direct cost of services for the six-month periods ended June 30, 2003 and June 30, 2002 was approximately $1,295,000 and $5,639,000, respectively. This represents a decrease of approximately $4,344,000 for the six-month period ended June 30, 2003 over the corresponding period of the prior year. The decrease in the cost of services for the six-month period ended June 30, 2003 was primarily due to decreased personnel costs of approximately $4,003,000, professional costs of approximately $260,000 and depreciation and

                              CAREADVANTAGE, INC.

amortization costs of approximately $94,000, offset by an increase in travel costs of approximately $13,000.

Selling, general and administrative expenses:

The Company's total selling, general, and administrative costs for the six-month periods ended June 30, 2003 and June 30, 2002 were approximately $4,714,000 and $4,291,000, respectively. This represents an increase of approximately $423,000 for the six-month period ended June 30, 2003 over the corresponding period of the prior year. This increase for the six-month period ended June 30, 2003 is primarily due to increases in professional costs of approximately $135,000 and a reserve for loss on sublease of office space of approximately $2,639,000, offset by decreases in facility costs of approximately $334,000, personnel costs of approximately $1,566,000, information and communications costs of approximately $192,000, travel costs of approximately $100,000, other general and administrative costs of approximately $109,000 and depreciation and amortization costs of approximately $50,000.

Interest income:

The Company's total net interest income for the six-month periods ended June 30, 2003 and June 30, 2002 was approximately $24,000 and $29,000, respectively. This represents a decrease of approximately $5,000 in net interest income for the six-month period ended June 30, 2003 from the corresponding period of the prior year. The decrease in net interest income of approximately $5,000 is due to the decline of interest rates in 2003.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2003, the Company had working capital of approximately $4,153,000, stockholders equity of approximately $5,356,000 and an accumulated deficit since its inception of approximately $18,545,000. However, the Company's operations have been significantly impacted by the events described below.

Significant development:

As stated above, Horizon BCBSNJ terminated its services agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 from Horizon BCBSNJ due to the services arrangement.

As a result of the termination of the services agreement with Horizon BCBSNJ as of December 31, 2002, the Company has significantly reduced the scope of its operations.

As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. As of June 30, 2003, the Company has 26 employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey and is currently attempting to sublease all or a portion of such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements. There can be no guaranty that the Company, through these various measures, will be successful in mitigating the effect of the loss of the services agreement with Horizon BCBSNJ and to continue to remain in business.

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

                              CAREADVANTAGE, INC.

Financial condition:

At June 30, 2003, the Company had cash of approximately $5,595,000 and working capital of approximately $4,153,000. At December 31, 2002, the Company had cash of approximately $7,793,000 and working capital of approximately $7,786,000.

The use of cash in operations related principally to the Company's six month loss of $3,847,000 and the payment of accrued severance, offset by an increase in accrued expenses as a result of a $2,298,000 liability for the potential loss on the sublease of its office space and the reduction of accounts receivable from stockholders of $769,000.

Net cash used in investing activities amounted to approximately $35,000 for the six-month period ended June 30, 2003 and is due to capital expenditures during the six-month period.

There were no financing activities for the six-month period ended June 30, 2003.

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

Application of Critical Accounting Policies:

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended June 30,2003.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments. The financial statements for the quarter ended June 30, 2003 also include a significant estimate relating to the liability recorded for the loss on the office space lease (see Note F).

ITEM 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, who is also currently the acting Chief Financial Officer ("CEO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-QSB, was carried

                              CAREADVANTAGE, INC.

out  under  the  supervision  and  with  the   participation  of  the  Company's
management, including the CEO. Based on that evaluation, the Company's management, including the CEO, has concluded that the Company's disclosure controls and procedures are effective.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

In CareAdvantage, Inc. v. Princeton Insurance Company, the Company is seeking damages against the Princeton Insurance Company arising out of that company's denial of coverage under an officers and directors insurance policy issued to the Company; Princeton Insurance Company has counterclaimed against the Company for its attorneys fees in defending the instant action. In January 2003, the trial judge granted summary judgement to Princeton Insurance Company with respect to the Company's claim and denied Princeton's counterclaim against the Company for attorneys fees. The Company's appeal to the Superior Court of New Jersey, Appellate Division, is presently pending.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended June 30, 2003.

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



                                CareAdvantage, Inc



August 14, 2003                  /s/ Dennis J. Mouras
                                -----------------------------------
                                Dennis J. Mouras

                                Chief Executive Officer and acting Principal
                                 Financial Officer

                              CAREADVANTAGE, INC.



                                  EXHIBIT INDEX

Exhibit
-------
No.       Description of Exhibit
---       ----------------------

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

3.1 (a) Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

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

10.1 (a) December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

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

                              CAREADVANTAGE, INC.

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

                              CAREADVANTAGE, INC.

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

                              CAREADVANTAGE, INC.

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


31 Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).


32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).