Form 10QSB
period 2003-09-30
CAREADVANTAGE INC
filed 2003-11-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003



                         COMMISSION FILE NUMBER 0-26168


                               CAREADVANTAGE, INC.
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                            52-1849794
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                            dentification Number)

485-C Route 1 South, Iselin, New Jersey                                  08830
(Address of principal executive offices)                              Zip Code)


         Issuer's telephone number, including area code: (732) 362-5000

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                      ---         ---

                                   99,795,000
      Number of shares of Common Stock outstanding as of October 24, 2003

                 Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                  Form 10-QSB
                  For the nine months ended September 30, 2003


                                    I N D E X
                                    ----------

Part I  -  Financial Information

  Item 1.    Financial Statements

       o   Condensed Consolidated Balance Sheets -
           September 30, 2003 (Unaudited) and December 31, 2002.............  2

       o   Unaudited Condensed Consolidated Statements of Operations -
           Three and Nine months ended September 30, 2003 and
           September 30, 2002...............................................  3

       o   Unaudited Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2003 and September 30, 2002......  4

       o   Notes to Unaudited Condensed Consolidated Financial Statements...  5

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................  7

  Item 3.    Controls and Procedures........................................ 10

Part II -  Other Information

  Item 1.    Legal Proceedings.............................................. 11

  Item 2.    Changes in Securities.......................................... 11

  Item 3.    Defaults Upon Senior Securities................................ 11

  Item 4.    Submission of Matters to a Vote of Security Holders............ 12

  Item 5.    Other Information ............................................. 12

  Item 6.    Exhibits and Reports on Form 8-K............................... 12

  Signature................................................................. 13


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,                December 31,
         ASSETS                                                     2003                        2002
                                                                  Unaudited                   Audited
                                                                --------------             --------------
Current assets:
     Cash and cash equivalents                                  $  4,712,000                $  7,793,000
     Restricted cash                                                 100,000                     100,000
     Accounts receivable for services:
         Stockholder, net of allowance of $779,000                   762,000                   1,531,000
         Other                                                       627,000                     441,000
     Other current assets                                            174,000                     221,000
                                                                --------------             --------------

                  Total current assets                             6,375,000                  10,086,000

Property and equipment, at cost less accumulated depreciation        837,000                   1,056,000
Intangible assets                                                    185,000                     277,000
Other assets                                                          74,000                      84,000
                                                                --------------             --------------

Total Assets                                                    $  7,471,000                $ 11,503,000
                                                                ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                           $     91,000                $    114,000
     Accrued compensation and related benefits                       268,000                   1,801,000
     Accrued expenses and other current liabilities                2,375,000                     385,000
                                                                --------------             --------------

     Total current liabilities                                     2,734,000                   2,300,000
                                                                --------------             --------------

Stockholders' equity:
     Preferred stock-par value $.10 per share;
        authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
        authorized 200,000,000 shares; issued
        and outstanding 99,794,152                                   100,000                     100,000
     Additional capital                                           23,801,000                  23,801,000
     Accumulated deficit                                         (19,164,000)                (14,698,000)
                                                                --------------             --------------

Total Stockholders' Equity                                         4,737,000                   9,203,000
                                                                --------------             --------------
Total Liabilities and Stockholders' Equity                      $  7,471,000                $ 11,503,000
                                                                ==============             ==============

       The accompanying notes are an part of these financial statements.



                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                        2003            2002                   2003            2002
                                                        ----            ----                   ----            ----

Net revenues                                         $   761,000     $ 5,506,000          $  2,909,000     $17,315,000

Costs of services                                        543,000       3,068,000             1,838,000       8,707,000
                                                        --------       ---------             ---------       ---------

Gross margin                                             218,000       2,438,000             1,071,000       8,608,000

Operating Expenses:

Selling, general and administration                      843,000       1,887,000             5,557,000       6,178,000
                                                        --------       ---------             ---------       ---------

Operating income/(loss)                                 (625,000)        551,000            (4,486,000)      2,430,000

Interest income - net                                      8,000          19,000                32,000          48,000

Provision for income taxes                                 2,000           2,000                12,000         154,000
                                                        --------       ---------             ---------       ---------

Net income/(loss)                                    $  (619,000)    $   568,000          $ (4,466,000)    $ 2,324,000
                                                        ========       =========             =========       =========

Net income/(loss)
per share of common stock-basic and diluted                ($.01)           $.01                 ($.04)           $.02
                                                           ======           ====                 ======           ====

Weighted average number
of common shares outstanding -

     Basic                                            99,795,000      99,795,000            99,795,000      99,791,000
                                                      ==========      ==========            ==========      ==========

     Diluted                                          99,795,000      99,956,000            99,795,000     101,720,000
                                                      ==========      ==========            ==========     ===========




   The accompanying notes are an integral part of these financial statements.



                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Nine Months Ended September 30,

                                                                   2003                      2002
                                                                   ----                      ----

Cash flows from operating activities:

Net income/(loss)                                             $ (4,466,000)              $ 1,756,000

Adjustments to reconcile net income/(loss) to net cash (used in)/provided from operating activities:

     Depreciation and amortization                                 349,000                   381,000

Change in assets and liabilities:

Accounts receivable stockholder                                    769,000                  (234,000)
Accounts receivable other                                         (186,000)                 (128,000)
Other assets                                                        57,000                  (219,000)
Accounts payable                                                   (23,000)                 (181,000)
Accrued expenses and other liabilities                             457,000                   610,000
                                                              --------------             -------------

Net cash (used in)/provided by
operating activities                                            (3,043,000)                1,985,000
                                                              --------------             -------------

Cash flows from investing activity:

Capital expenditures                                               (38,000)                 (833,000)
                                                              --------------             -------------

Cash flows from financing activities:

Proceeds from issuance of Common Stock                                    -                    2,000
                                                              --------------             -------------


Net (decrease)/increase in cash                                 (3,081,000)                1,154,000

Cash - beginning of period                                       7,793,000                 4,297,000
                                                              --------------             -------------
Cash - end of period                                            $4,712,000                $5,451,000
                                                              ==============             =============


   The accompanying notes are an integral part of these financial statements.


                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A--Basis of preparation:

The condensed consolidated financial statements as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows presented. All amounts contained herein the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

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

Note D-- Stock-Based Compensation:

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


                              CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                                                      Nine Months Ended September 30,
                                                                      -------------------------------

                                                                        2003                 2002
                                                                        ----                 ----

    Reported net income (loss)                                      (4,466,000)           2,324,000
    Stock-based employee compensation determined
       under the fair value based method, net of tax                   124,000              201,000
    Pro forma net income (loss)                                     (4,590,000)           2,123,000
    Basic income (loss) per share:
         As reported                                                      (.04)                 .02
         Pro forma                                                        (.05)                 .02
    Diluted income (loss) per share:
         As reported                                                      (.04)                 .02
         Pro forma                                                        (.05)                 .02

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

In 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ. The Company recorded a charge in the amount of approximately $2,639,000 relating to the operating leases on January 1, 2003, the date the Company ceased using the majority of the facility. The charge is included in selling, general and

                               CAREADVANTAGE, INC.



administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $515,000 was charged to such liability for the nine months ended September 30, 2003. As of September 30, 2003, the remaining liability is $2,124,000.



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


RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2003, with those for the three and nine months ended September 30, 2002. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

                               CAREADVANTAGE, INC.



Three Months Ended September 30, 2003, Compared to Three Months
Ended September 30, 2002

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2003 and September 30, 2002 were approximately $761,000 and $5,506,000, respectively. This represents a decrease of approximately $4,745,000 for the three-month period ended September 30, 2003 from the corresponding period of the prior year. The decrease for the three months ended September 30, 2003 resulted from a decrease of approximately $4,490,000 as a result of terminated contracts with Horizon BCBSNJ and a decrease of approximately $255,000 from consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended September 30, 2003 and September 30, 2002 was approximately $543,000 and $3,068,000, respectively. This represents a decrease of approximately $2,525,000 for the three-month period ended September 30, 2003 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended September 30, 2003 was primarily due to decreased personnel costs of approximately $2,122,000, professional costs of approximately $193,000, travel costs of approximately $22,000 and depreciation and amortization costs of approximately $188,000.

Selling, general and administrative expenses:

The Company's total selling, general, and administrative costs for the three-month periods ended September 30, 2003 and September 30, 2002 were approximately $843,000 and $1,887,000, respectively. This represents a decrease of approximately $1,044,000 for the three-month period ended September 30, 2003 over the corresponding period of the prior year. This decrease for the three-month period ended September 30, 2003 is primarily due to decreases in personnel costs of approximately $709,000, facility costs of approximately $225,000, which includes approximately $174,000 of rent payments applied to the facility lease liability, travel costs of approximately $10,000, information and communications costs of approximately $107,000, other general and administrative costs of approximately $37,000 and depreciation and amortization costs of approximately $9,000, offset by increases in professional costs of approximately $53,000.

Interest income:

The Company's total net interest income for the three-month periods ended September 30, 2003 and September 30, 2002 was approximately $8,000 and $19,000, respectively. This represents a decrease of approximately $11,000 in net interest income for the three-month period ended September 30, 2003 from the corresponding period of the prior year. The decrease in net interest income of approximately $11,000 is largely due to the decline of interest rates in 2003 and a decrease in the operating cash balance.

Nine Months Ended September 30, 2003, Compared to Nine Months
Ended September 30, 2002

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2003 and September 30, 2002 were approximately $2,909,000 and $17,315,000, respectively. This represents a decrease of approximately $14,406,000 for the nine-month period ended September 30, 2003 from the corresponding period of the prior year. The decrease for the nine months ended September 30, 2003 resulted from a decrease of approximately $14,751,000 as a result of terminated contracts with Horizon BCBSNJ and BCBSRI, offset by an increase of approximately $345,000 from consulting business.

Cost of services:

The Company's total direct cost of services for the nine-month periods ended September 30, 2003 and September 30, 2002 was approximately $1,838,000 and $8,707,000, respectively. This represents a decrease of approximately $6,869,000 for the nine-month period ended September 30, 2003 over the corresponding period of the prior year. The decrease in the cost of services for the nine-month

                               CAREADVANTAGE, INC.



period ended September 30, 2003 was primarily due to decreased personnel costs of approximately $6,125,000, professional costs of approximately $453,000, travel costs of approximately $9,000 and depreciation and amortization costs of approximately $282,000.

Selling, general and administrative expenses:

The  Company's  total  selling,   general,  and  administrative  costs  for  the
nine-month periods ended September 30, 2003 and September 30, 2002 were approximately $5,557,000 and $6,178,000, respectively. This represents a decrease of approximately $621,000 for the nine-month period ended September 30, 2003 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2003 is primarily due to decreases in personnel costs of approximately $2,275,000, facility costs of approximately $559,000, information and communications costs of approximately $299,000, travel costs of approximately $110,000, other general and administrative costs of approximately $146,000 and depreciation and amortization costs of approximately $59,000, offset by a reserve for loss on sublease of office space of approximately $2,639,000 and increases of approximately $188,000 in professional costs.

Interest income:

The Company's total net interest income for the nine-month periods ended September 30, 2003 and September 30, 2002 was approximately $32,000 and $48,000, respectively. This represents a decrease of approximately $16,000 in net interest income for the nine-month period ended September 30, 2003 from the corresponding period of the prior year. The decrease in net interest income of approximately $16,000 is largely due to the decline of interest rates in 2003 and a decrease in the operating cash balance.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2003, the Company had working capital of approximately $3,641,000, stockholders equity of approximately $4,737,000 and an accumulated deficit since its inception of approximately $19,164,000. However, the Company's operations have been significantly impacted by the events described below.

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

As of January 1, 2003, the Company had 29 employees, down from 191 employees as of July 1, 2002. As of September 30, 2003, the Company has 26 employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey and is currently attempting to sublease all or a portion of such space. Moreover, the Company has terminated and renegotiated a variety of information systems and communications agreements. There can be no guaranty that the Company, through these various measures, will be successful in mitigating the effect of the loss of the services agreement with Horizon BCBSNJ and to continue to remain in business.

Because the Company no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale. The Company is instead focusing on offering its management and consulting services. The Company had not heavily marketed these services in the past, because the Company's primary focus was on the health care containment services provided under the Horizon BCBSNJ services agreement. At the present time, the Company's primary focus now is to build up revenues from these management and consulting services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risks and costs associated with their respective populations. The tool uses 3M's Clinical Risk Groups (CRGs), a classification methodology that groups members according to risk related to that individual's clinical history and demographic information. Using RPNavigator, CAI will enable its customers to:

                              CAREADVANTAGE, INC.


        o track population and member-related disease progression changes over time;
        o   compare health plan sub-populations on a valid and reliable basis;
        o   profile providers using case mix and severity-adjusted techniques;
        o select and prioritize members to optimize the allocation and assess the impact of care management resources, direct interventions and initiatives; and
        o reduce client dependence on internal information technology resources.

If the Company is unable to build up these services to a level that would support its business, it may have to seek additional capital financing or may be required to further reduce planned operational expenses. However, if the Company is not successful with these measures, it may not be able to continue its operations.

Financial condition:

At September 30, 2003, the Company had cash of approximately $4,712,000 and working capital of approximately $3,641,000. At December 31, 2002, the Company had cash of approximately $7,793,000 and working capital of approximately $7,786,000.

The use of cash in operations related principally to the Company's nine month loss of $4,466,000 and the payment of accrued severance, offset by an increase in accrued expenses as a result of a $2,124,000 liability for the potential loss on the sublease of its office space and the reduction of accounts receivable from stockholders of $769,000.

Net cash used in investing activities amounted to approximately $38,000 for the nine-month period ended September 30, 2003 and is due to capital expenditures during the nine-month period.

There were no financing activities for the nine-month period ended September 30, 2003.

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

Application of Critical Accounting Policies:

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended September 30,2003.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments. The financial statements for the quarter ended September 30, 2003 also include a significant estimate relating to the liability recorded for the loss on the office space lease (see Note F).

ITEM 3.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer ("CEO"), who is also currently the acting Chief Financial

                               CAREADVANTAGE, INC.



Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-QSB, was carried out under the supervision and with the participation of the Company's management, including the CEO/CFO. Based on that evaluation, the Company's management, including the CEO/CFO, has concluded that the Company's disclosure controls and procedures are effective.

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

                               CAREADVANTAGE, INC.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended September 30, 2003.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on Form 8-K

   (a) Exhibits

           See Exhibit Index.


(b) Reports on Form 8-K.

        On August 6, 2003, the Company filed a Report on Form 8-K, dated August 5, 2003, under Items 5 and 7 of Form 8-K, announcing the commercial introduction of RPNavigator.

                               CAREADVANTAGE, INC.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CareAdvantage, Inc



November 14, 2003    /s/ Dennis J. Mouras
                     -------------------------------------------------------
                     Dennis J. Mouras

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

                               CAREADVANTAGE, INC.



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