Form 10KSB
period 2003-12-31
CAREADVANTAGE INC
filed 2004-03-30
CIK 937252

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003
                         Commission File Number 0-26168

                                   ----------

                               CAREADVANTAGE, INC.
                               (Name of Business)

               Delaware                                  52-1849794
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

485-C Route 1 South, Iselin, New Jersey                    08830
   (Address of principal executive office)              (Zip Code)

       Registrant's telephone number, including area code: (732) 362-5000
        Securities registered pursuant to Section 12 (b) of the Exchange
                               Act of 1934: NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]   No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for its most recent fiscal year were $3,550,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2004 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $53,932.

The number of shares of common stock outstanding as of March 2, 2004 was 99,794,152.

        Transitional Small Business Disclosure Format Yes  [_]   No  [X]

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

================================================================================

                                     PART I

Item 1.  Description of Business
-------  -----------------------

Introduction and Background

     CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations and self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company's management and consulting services have been provided to integrated health care delivery systems and other care management organizations.

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

     Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and another Blue Cross Blue Shield organization, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, and as of December 31, 2002, to Horizon BCBSNJ on account of Horizon BCBSNJ's termination of the Services Agreement as of that date. As a result, beginning January 1, 2003, the Company ceased offering these services to new customers, since it no longer maintained the employees and infrastructure necessary to support their delivery.

----------

     The Company's executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 362-5000.

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

     Over the next decade, the health insurance market will become increasingly one of a defined contribution, not defined benefit, and employees will enjoy selection among multiple health insurance products. Initially, while premium price differences may appear to be less significant, provider network quality may be assumed, and benefit design and service may become the differentiators that separate winners from losers, there still remains the need to measure quality, effectiveness and efficiency of all of the above measures in a more tangible way.

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

Services and Products

The Company is a management consulting firm specializing in the improvement of health care delivery and quality while reducing cost. The Company has a proven track record for reducing unnecessary utilization while optimizing program performance and quality of care as measured by increased savings, reduced risk and improved member and provider relations.

CareAdvantage clients include health plans, employers, hospital systems, provider and other purchaser groups. For the past nine years, the Company has worked with many leading health plans to develop effective, affordable and timely data-driven strategies that improve case, disease and utilization, as well as operations and network management. These strategies have helped CareAdvantage clients to more effectively:

               .    Identify and manage their disease burdens and
                    associated risk
               .    Improve member care quality through the evaluation
                    of health care providers and facilities
               .    Facilitate provider cooperation and collaboration
               .    Forecast resource consumption based on the disease
                    burden
               .    Optimize allocation of resources

In addition, this expertise has been applied to help employers assess the efficiency and effectiveness of their present health care insurers, carriers and supporting vendors. CareAdvantage achieves this by empowering employers with the information, skills and guidance necessary to facilitate future purchasing decisions and optimize managerial and administrative practices.

In order to deliver these solutions, CareAdvantage utilizes experienced health plan executives and medical directors as well as a wide range of care management operations, clinical data analysis, educational resource and informational technology (IT) subject-matter experts. It is this vast array of experience that enables CareAdvantage to benefit clients with objective and quantifiable insight to develop the strategies and tactical initiatives that combine care management processes with a deep understanding of medical and health care insurance-related best practices.

Operations

     The Company utilizes a multi-disciplinary team approach in providing its management and consulting services. The Company, through its employees and independent contractors, assesses care management operations, systems, resources, integration and outcomes. Typically, the assessment occurs on the client's site, through interviews and data analysis. At the center of CareAdvantage's data-driven analyses is RightPath(TM) Navigator (RPNavigator), the next generation software solution and an element of the Company's Right Path Care Management(TM) product site. RPNavigator categorizes and quantifies a population's disease burden and provides a clear picture of the health status and severity of its clients' member populations. RPNavigator's underlying infrastructure incorporates a classification methodology from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member's associated risks in intuitive ways. It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective.

RPNavigator utilizes this information to stratify its client's members through the use of a wide range of clinical and demographic descriptors to quantify their risk. Among the benefits of this solution is the ability of CareAdvantage clients to:

               .    Access meaningful information via an
                    Internet-based portal
               .    Track population and member-related changes in
                    disease status and severity over time
               .    Compare client sub-populations
               .    Profile providers using case mix and
                    severity-adjusted techniques
               .    Select and prioritize members who would best
                    benefit from care management interventions
               .    Reduce the dependence on internal resources to
                    develop and produce required reports to accomplish these tasks

     A logical adjunct to RPNavigator is the Company's RightPath Care Management(TM) methodology. This URAC-compliant approach utilizes evidence-based assessment tools and treatment guidelines to gauge the health and status of individual members identified by RPNavigator. This benefits the Company's clients by providing a method for managing members' health risks to minimize their disease progression.

     In addition to these efforts, CareAdvantage also supports its clients through the provision of consulting services to develop and implement the right solutions. These solutions provide the health care industry with strategies and tactical initiatives for effectively managing health care consumption, reducing costs and improving the quality of care.

     For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) per member per month (PMPM); or (iii) on the basis of a combination of both fee-for-service and PMPM.

Customers and Marketing

     The Company currently provides its services to three Blue Cross Blue Shield ("BCBS") organizations, Kaiser Permanente, employers and integrated health care delivery systems pursuant to one or a combination of the compensation arrangements described above.

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

     The Company intends to compete by offering what it believes to be the most comprehensive approach in the marketplace to address the medical cost and quality of care issues. Further, it believes that its competitive position is enhanced by its ability to develop tailored programs for large clients.

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

Employees

     At December 31, 2003, the Company employed a total of 25 full-time employees. Of this total, 19 employees are engaged in servicing its clients. The 6 remaining employees include administrative support, finance, information systems and human resources personnel. None of the Company's employees are party to any collective bargaining agreements.

Item 2.  Description of Property
-------  -----------------------

     The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. As a result of the Company's ceasing to provide services to Horizon BCBSNJ, the Company no longer needs 20,500 square feet of this space. During the first three quarters of 2003, the Company attempted to sublease this space and negotiated with the landlord to retake possession. Because of the market conditions for space of this type, the likely cost of subleasing or the landlord's retaking was deemed by the Company to be excessive and would likely be required to be paid upon subleasing or the landlord's retaking. Therefore, during the fourth quarter of 2003 the Company determined to continue to occupy such space and has ceased its efforts to sublease the space and its negotiations with the landlord to retake the space. Nevertheless, the Company would entertain offers to sublease such space were such offers to be made. In the event that market conditions for such space improve, the Company may again attempt to sublease all or a portion of the unneeded space and or resume its negotiations with the landlord regarding retaking such space.

     The Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

Item 3.  Legal Proceedings
-------  -----------------

     CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees of approximately $1.5 million, for which it has not been paid by Horizon BCBSNJ, as well as damages for Horizon BCBSNJ's solicitation and hiring of certain of the Company's employees in violation of the service agreement. Horizon BCBSNJ is counterclaiming against CareAdvantage, Inc. seeking damages for breach of contract, breach of implied duty of good faith and fair dealing, tortuous interference with prospective economic advantage, trade libel and unfair competition. Each party believes that the other party's claims are without merit and is vigorously contesting them.

     Morriale v. CareAdvantage, Inc. is a complaint filed by a former employee, Adriana Morriale, with the New Jersey Division of Human Rights, in which she claims that the Company retaliated against her for claiming leave under the New Jersey Family Leave Act. The Company believes that the complaint is without merit and is contesting the matter vigorously.

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

                       2003             2002
                   ------------     ------------
Quarter Ended      High    Low      High    Low
-------------      -----  -----     -----  -----
March 31,          $ .02  $ .01     $ .20  $ .09
June 30,           $ .02  $ .02     $ .21  $ .08
September 30,      $ .03  $ .03     $ .08  $ .02
December 31,       $ .02  $ .02     $ .07  $ .01

(b) Holders: As of March 2, 2004 there were approximately 4,045 holders of record of the Company's Common Stock. No shares of the Company's preferred stock have been issued.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

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

Company Risk

     We have had a history of losses. Although our Company was profitable for 2001 and 2002, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2003, we had working capital of approximately $2,874,000, stockholders' equity of approximately $4,045,000, and an accumulated deficit of approximately $19,856,000.

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

     Significant contracts with the Company have been terminated. In April 2002, the Company received notification from Blue Cross Blue Shield of Rhode Island ("BCBSRI") that the existing services arrangement between BCBSRI and the Company was terminated, effective May 31, 2002. This contract with BCBSRI accounted for approximately 4% of net revenues for the year ended December 31, 2002. In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey ("Horizon BCBSNJ") that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 82% of net revenues for the year ended December 31, 2002. The Company has had to significantly reduce its operations to match its remaining revenues and focus on alternate sources of revenues to continue to build its business. As a response to these contract terminations, the Company has significantly reduced its employee base and has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements. The Company has ceased offering certain health care cost containment services due to the lack of the infrastructure necessary to support the provision of these services, and the Company is now focusing on selling its management and consulting services. There is no guarantee that the Company, through these measures, will be successful in mitigating the effects of the loss of these contracts and to continue to maintain its business operations.

     We could incur significant additional costs as a result of litigation based on the adverse medical consequences of our recommendations. Until December 31, 2002, we provided cost containment services for health care organizations. These services included:

     . utilization review, which is the review of the appropriateness of a particular medical event, such as a hospital admission, a particular medical procedure or an additional day of inpatient care;

     . case management services, which provide alternative plans for patient treatment and examine how the attending physician is managing the care of patients with chronic diseases on an ongoing basis;

     . outpatient care coordination, which allows patients to access services such as home health care, rehabilitation and infusion therapy services; and

     . disease management services, which provide patients with expert consensus on the most appropriate treatment alternatives for patients at different disease stages.

     We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company's exposure for these activities is substantially reduced as of December 31, 2003. Nonetheless, until the applicable statutes of limitations have run, the

Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

     Our RPNavigator tool is dependent upon third-party risk stratification software. The Company currently has a license from Minnesota Mining and Manufacturing Company ("3M") to use 3M's Clinical Risk Grouping Software(TM), which license expires in April 2007 and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance. In the event that 3M terminated its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases.

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

     Two stockholders own over 90% of the outstanding shares of our common stock. Our two largest stockholders, Horizon BCBSNJ and CW Ventures, beneficially own more than 90% of the outstanding shares of our common stock. An agreement between our largest stockholders and the Company states that Horizon BCBSNJ and CW Ventures have agreed to vote their shares in the Company with respect to the election of our Board of Directors for:

     .  two designees of CW Ventures;

     .  two designees of Horizon BCBSNJ;

     . two designees of our management acceptable to CW Ventures and Horizon BCBSNJ; and

     . one non-employee outside director acceptable to CW Ventures and Horizon BCBSNJ.

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

     The rule:

     . requires a broker-dealer to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell any of our securities in the secondary market;

     . generally define a "penny stock" to be any non-NASDAQ equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions;

     . requires broker dealers to deliver, prior to a transaction in a "penny stock", a risk disclosure document relating to the "penny stock" market.

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

Results of Operations--12 Months Ended December 31, 2003 Compared to 12 Months Ended December 31, 2002

Revenues

     The following discussion compares the Company's results of operations for the 12 months ended December 31, 2003, with those for the 12 months ended December 31, 2002. The Company's consolidated financial statements and notes thereto included elsewhere in this report contains detailed information that should be referred to in conjunction with the following discussion.

     Total revenues for the years ended December 31, 2003 and 2002 were approximately $3,550,000 and $22,963,000, respectively. The decrease in revenues of approximately $19,413,000 was primarily attributable to decreased revenue of approximately $19,648,000 due to termination of the Horizon BCBSNJ and Horizon BCBSRI contracts offset by increased revenue of approximately $235,000 in consulting business.

Cost of services:

     Cost of services for the years ended December 31, 2003 and 2002 were approximately $2,376,000 and $9,990,000, respectively. The decrease in the cost of services of approximately $7,614,000 is largely due to decreases of approximately $7,020,000 in personnel costs, approximately $19,000 in travel costs and professional and consulting costs of approximately $575,000.

Operating Expenses

Selling, general and administrative:

     Selling, general and administrative costs for the years ended December 31, 2003 and 2002 were $5,897,000 compared to $7,431,000, respectively. The decrease in selling, general and administrative costs of approximately $1,534,000 is largely due to decreases in personnel costs of approximately $2,197,000, facility costs of approximately

$705,000, travel costs of approximately $117,000, information and communication costs of approximately $358,000 and other general and administrative costs of approximately $896,000, which includes a provision for bad debt of $779,000, offset by increases of approximately $109,000 in professional and consulting costs and an increase of approximately $2,630,000 related to the sale of assets, which includes a charge of $2,639,000 relating to the operating leases on January 1, 2003, the date the Company ceased using the majority of the facility.

Depreciation and amortization:

     Depreciation and amortization for the years ended December 31, 2003 aggregated $462,000 compared to $936,000 for the year ended December 31, 2002. The decrease in depreciation and amortization costs of approximately $474,000 is largely due to the amortization of the Horizon BCBSNJ Services Agreement of approximately $468,000 in the year 2002. Depreciation and amortization for the year ended December 31, 2003 includes amortization of intangible assets of approximately $128,000 and depreciation of property and equipment of approximately $334,000.

Interest income/expense:

     Interest income for the years ended December 31, 2003 and 2002 was $39,000 and $65,000, respectively. The decrease in interest income of approximately $26,000 is largely due to the decrease in operating cash and the decline of interest rates in 2003.

Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Critical Accounting Policies

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements. The Company has adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption resulted in a charge of $2,639,000 to operations in 2003.

Liquidity, Financial Condition and Capital Resources

General Overview:

     At December 31, 2003, the Company had cash of $4,238,000 and working capital of approximately $2,874,000. At December 31, 2002, the Company's cash balance was $7,793,000 and working capital was approximately $7,786,000. The decrease in working capital of approximately $4,912,000 is largely due to decreased operating activities for the twelve months ended December 31, 2003, including the reserve recorded by the Company associated with its lease termination. The Company's operations have been significantly impacted by the events described below.

Significant Development:

     As stated above, in June 2002, Horizon BCBSNJ notified the Company that it was terminating the existing services agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 and $14 million in 2001 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement had a significant impact on the Company's business.

     As a result of the termination of the Services Agreement with Horizon BCBSNJ as of December 31, 2002, the

Company has significantly reduced the scope of its operations.

     As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. As of December 31, 2003, the Company had 25 full time employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey and is currently attempting to sublease all or a portion of such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements.

     The Company is focusing on selling its management and consulting services. Because it no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale.

Financial Condition:

     Net cash (used by)/provided from operating activities amounted to approximately ($3,330,000) and $4,464,000 for the years ended December 31, 2003 and 2002, respectively. This increase in cash used by operating activities is largely due to an increase in accrued expenses and other liabilities of approximately $152,000, an increase in accounts payable of approximately $105,000, a decrease in other customer receivable of approximately $266,000, a decrease in stockholder receivable of approximately $769,000, an increase of approximately $1,000 in other assets, an increase of approximately $75,000 in deferred revenue, an increase in non-cash charges of approximately $462,000 and a decrease of $5,158,000 in net loss.

     Net cash used by investing activities amounted to approximately $225,000 and $969,000 for the years ended December 31, 2003 and 2002, respectively. This decrease in cash used of approximately $744,000 is due to decreased capital expenditures during the current calendar year.

     Net cash provided from financing activities amounted to approximately $0 and $1,000 for the years ended December 31, 2003 and December 31, 2002, respectively. This decrease is primarily due to proceeds from issuance of common stock of approximately $1,000 in 2002.

     In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for calendar year ending December 31, 2004.

Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The Financial Statements and supplementary data required by this item appear under the caption "Index to Consolidated Financial Statements" and are included elsewhere herein.

Item 8.  Changes in and Disagreements with Accountants On Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 8A. Controls and Procedures
--------------------------------

     Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods provided in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, who is also currently the acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2003, we carried out an evaluation under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

     During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect, these controls.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
-------  ------------------------------------------------------------

The Company's directors, executive officers and control persons as of December 31, 2003 are as follows:

Name                        Age  Positions with the Company
--------------------------  ---  -----------------------------------------------
David G. Noone /(2)/         50  Chairman of the Board of Directors
Dennis J. Mouras /(1)/       47  Chief Executive Officer, President and Director
Walter Channing, Jr. /(2)/   63  Director
Patrick J. Geraghty /(1)/    44  Director
David J. McDonnell /(1) /    61  Director
Christine L. Nelson /(2)/    57  Director
Barry Weinberg /(1)/         65  Director

----------

/(1)/ Member of Compensation Committee.
/(2)/ Member of Audit Committee. Mr. Channing resigned as a member of the Audit Committee as of February 13, 2003, on which date Mr. Noone was appointed as a member of the Audit Committee.

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

     The Company, Horizon BCBSNJ and CW Ventures are parties to the Stockholders Agreement, pursuant to which Horizon BCBSNJ and CW Ventures have agreed that each of them shall be entitled to designate two members of the Board; two members acceptable to CW Ventures and Horizon BCBSNJ will be designated by management of the Company, and one member not associated with the operations of the Company who is acceptable to CW Ventures and Horizon BCBSNJ (See "Description of Business - Introduction and Background" above). CW Ventures has designated Barry Weinberg and Walter Channing, Jr. as members of the Board. Horizon BCBSNJ has designated Patrick J. Geraghty, and Christine L. Nelson as members of the Board.

     The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2003:

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

     Walter Channing, Jr. has been a director of the Company since May 1997. He has been Vice President of the CW Group, Inc., a company engaged in investing in the health field since 1981. Mr. Channing currently serves on the boards of directors of several privately owned companies (including Alignis, Inc.) and is a partner of several private investment partnerships.

     Patrick J. Geraghty has been a director of the Company since February 2003. He is currently the Senior Vice President-Service of Horizon BCBSNJ, a position he has held since September 1999. Previously, he had been President, Southeast Region, Prudential Healthcare in Atlanta, Georgia.

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

     Christine L. Nelson has been a director of the Company since February 2003. She is currently Deputy General Counsel of Horizon BCBSNJ, a position she has held since October 1998. Previously, she had been Associate General Counsel of The Prudential Insurance Company of America in Newark, New Jersey.

     Barry Weinberg has been a director of the Company since May 1997. He has been President of the CW Group, Inc., a company engaged in investing in the health field since 1981. Mr. Weinberg currently serves on the boards of directors of several privately owned companies and is a partner of three investment partnerships.

Audit Committee Financial Expert

     The Company does not have a financial expert on its audit committee because the Company's extremely small size, limited financial resources and limited activity make such a position unnecessary.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 2003 its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that Mr. Geraghty and Ms. Nelson each inadvertently failed to file in a timely manner on Form 3 their Initial Statement of Beneficial Ownership of Securities following their appointment as directors on February 10, 2003.

Code of Ethics

     During fiscal year 2003, the Company's resources and operations were substantially curtailed. The Company currently has approximately 25 employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues. Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer. The Board of Directors and Management have unequivocally set the tone for integrity and credibility in all aspects of the Company's operations. In view of the Company's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation
-------- ----------------------

                             EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company for each of the three calendar years ended December 31, to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

                                           Summary Compensation Table
---------------------------------------------------------------------------------------------------------------
                                                                                     Long Term
                                                   Annual Compensation             Compensation
---------------------------------------------------------------------------------------------------------------
                               Year                                                 Securities
    Name and Principal        Ended                             Other Annual        Underlying      All Other
         Position          December 31,   Salary     Bonus    Compensation/(2)/  Options/SARSs(#)  Compensation
---------------------------------------------------------------------------------------------------------------
Dennis J. Mouras/(3)/          2003      $ 285,000  $ 86,436  $          29,630               -0-  $      6,000/(1)/
Chief Executive Officer &      2002      $ 285,000  $ 50,000  $          31,496         1,500,000  $      5,250/(1)/
President                      2001      $ 285,000  $    -0-  $          31,774         2,500,000  $      5,100/(1)/

----------

(1) Represents Company matching contributions to a 401(k) profit sharing/savings plan.
(2) Other Annual Compensation includes taxable fringe benefits and unused accrued vacation days.
(3) As of February 15, 2001, Mr. Mouras was appointed to the office of Chief Executive Officer.

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

                        Option Grants in Last Fiscal Year

     There were no options granted to the Chief Executive Officer, the only named executive officer, in the fiscal year ended December 31, 2003.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                          Number of                      Value of
                       Shares Underlying         Unexercised In-the-Money
                    Unexercised Options at              Options at
                       December 31, 2003            December 31, 2003
       Name        Exercisable/Unexercisable   Exercisable/Unexercisable(1)
----------------   -------------------------   ----------------------------

Dennis J. Mouras         3,316,767/1,183,233              $0/$0

----------

(1) Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company's Common Stock of $.019 on December 31, 2003.

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

Compensation of Directors

Generally

     No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested directors who are neither officers nor associated with stockholders. Disinterested directors are paid $1,200 for each meeting of the Board of Directors they attend. Disinterested directors are also eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 2003, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company's Common Stock. The option may be exercised at $.08 per share, and becomes exercisable as follows: (a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000;and (c) the remaining 133,334 of such shares become exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26/th/ day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

     The following table sets forth as of March 2, 2004 certain information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                     Beneficial Ownership of Common Stock by
                       Certain Stockholders and Management

                                                Number of Shares
      Name of Beneficial Owner               Beneficially Owned (1)   Percent of Ownership (2)
------------------------------------------   ----------------------   ------------------------
Principal Holders:
   Horizon Blue Cross Blue Shield of
    New Jersey (3)(4)(5)                                 53,394,820                      53.50%
   CW Ventures II, L.P. (4)(5)(6)                        37,617,420                      37.69%
Management:
   Walter Channing, Jr. (5)(6)(7)                        37,617,420                      37.69%
   Charles Hartman (5)(6)(7)                             37,617,420                      37.69%
   Barry Weinberg (5)(6)(7)                              37,617,420                      37.69%
   David J. McDonnell (8)(9)(10)                            300,000                          *
   David G. Noone (9)(11)                                 2,300,000                       2.30%
   Dennis J. Mouras (10)(11)                              3,344,544                       3.35%
   Patrick J. Geraghty (12)                                       0                          *
   Christine L. Nelson (13)                                       0                          *
   All directors and executive officers as
    a Group (7 persons) (7)(11)                          43,561,964                      43.65%

----------
* Less than 1%

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

(3) The business address of Horizon Blue Cross Blue Shield of New Jersey is 3 Penn Plaza East, Newark, New Jersey 07105.

(4) Pursuant to the terms of the Stockholders Agreement, in the event either Horizon BCBSNJ or CW Ventures proposes to sell the Company's securities owned by it to a third party (excluding certain transactions specified in the Stockholder Agreement), the other party has the right to purchase such securities at the same price as they are proposed to be sold to such third party.

(3) Horizon BCBSNJ may be deemed a member of a "group," as such term is used in
Section 13(d) of the Exchange Act, with CW Ventures, CW Partners III, L.P., the general partner of CW Ventures ("CW Partners"), and Walter Channing, Charles Hartman and Barry Weinberg, the general partners of CW Partners. Horizon BCBSNJ on the one hand, and CW Ventures, CW Partners and Messrs. Channing, Hartman and Weinberg, on the other, disclaim membership in a group for the purpose of
Section 13(d) of the Exchange Act or for any other purpose.

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

(8) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(9) The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(10) The business address of Messrs. Mouras is 485-C Route 1 South, Iselin, New Jersey 08830.

(11) 300,000 of Mr. McDonnell's shares of Common Stock, 800,000 of Mr. Noone's shares of Common Stock, 3,344,444 of Mr. Mouras' shares of Common Stock, and 4,444,444 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on March 2, 2004 or that will become exercisable within 60 days of such date.

(12) The business address of Mr. Geraghty, a director of the Company, is 3 Penn Plaza East, Newark, New Jersey 07105.

(13) The business address of Ms. Nelson, a director of the Company, is 3 Penn Plaza East, Newark, New Jersey 07105.

Equity Compensation Plans

     The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2003:

                                                                                                     (C)
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                                      (A)                    (B)                  under equity
                                            Number of securities to     Weighted-average      compensation plans
                                            be issued upon exercise    exercise price of,    (excluding securities
                                            of outstanding options,   outstanding options,    reflected in column
            Plan category                     warrants and rights      warrants and rights            (A))
-----------------------------------------   -----------------------   --------------------   ---------------------
Equity compensation plans approved by
 security holders                                        10,046,141   $               0.22              14,062,671
Equity compensation plans not approved by
 security holders                                                --   $                 --                      --
Total                                                    10,046,141   $               0.22              14,062,671

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

Item 13. Exhibits and Reports on Form 8-K
-------- --------------------------------

(a)       Exhibits

Exhibit
No.       Description of Exhibit
-------   ----------------------------------------------------------------------

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

23.1      Consent of Independent Auditors*

31 Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
*filed herewith

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

Audit and Non-Audit Fees

     The following table shows the fees billed to the Company for the audit and other services provided by Eisner, LLP in 2002 and 2003:

Services Performed           2003            2002
----------------------   ------------    ------------

Audit Fees (1)                 57,000          64,000*
Audit-Related Fees (2)              0               0
Tax Fees (3)                   10,000          15,000
All Other Fees (4)             12,500          15,000
                         ------------    ------------
   Total Fees                  79,500          94,000


(1) Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the financial statements included in the Company's 10-Q and 10-K filings, and services that are normally provided in connections with statutory and regulatory filings or engagements.

* Included in 2002 Audit Fees is $4,000 for services performed by Arthur Andersen, LLP with respect to the review of the Form 10-QSB for the quarter ended March 31, 2002.

(2) There were no audit-related fees for services performed by Eisner, LLP that were reasonably related to the performance of the audit or review of the Company's financial statements.

(3) Tax fees are fees for professional services performed by Eisner, LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2002 and 2003.

(4) All other fees include work performed by Eisner, LLP relating to the 401(k) audit and employee benefit plan filings that do not meet the above category descriptions.

Pre-Approval of Audit and Non-Audit Services
--------------------------------------------

     The audit committee currently pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new SEC rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Eisner, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Eisner LLP's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CareAdvantage, Inc.
                                        -------------------
                                        (Registrant)


Date: March 30, 2004                    By:  /s/ Dennis J. Mouras
      --------------                       -------------------------------------
                                             Dennis J. Mouras, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 30, 2004                    By:  /s/ Dennis J. Mouras
      --------------                       -------------------------------------
                                             Dennis J. Mouras, Chief Executive
                                             Officer, Director and acting
                                             Principal Financial Officer and
                                             Accounting Officer

Date:                                   By
      --------------                       -------------------------------------
                                             Walter Channing, Jr., Director

Date: March 30, 2004                    By:  /s/ Patrick J. Geraghty
      --------------                       -------------------------------------
                                             Patrick J. Geraghty, Director

Date:                                   By:
      --------------                       -------------------------------------
                                             Christine L. Nelson, Director

Date: March 30, 2004                    By:  /s/ David J. McDonnell
      --------------                       -------------------------------------
                                             David J. McDonnell, Director

Date:                                   By:
      --------------                       -------------------------------------
                                             David G. Noone, Director

Date: March 30, 2004                    By:  /s/ Barry Weinberg
      --------------                       -------------------------------------
                                             Barry Weinberg, Director

                               CAREADVANTAGE, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements
                                                                            Page
                                                                            ----

     Independent Auditors' Report                                            F-2

     Consolidated Balance sheets as of
      December 31, 2003 and 2002                                             F-3

     Consolidated Statements of operations for the years ended
      December 31, 2003 and 2002                                             F-4

     Consolidated Statements of stockholders' equity for the years
      ended December 31, 2003 and 2002                                       F-5

     Consolidated Statements of cash flows for the years
      ended December 31, 2003 and 2002                                       F-6

     Notes to consolidated financial statements                              F-7

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
CareAdvantage, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Eisner, LLP

New York, New York
March 15, 2004

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                           December 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                      ASSETS
Current assets:
   Cash                                             $  4,238,000   $  7,793,000
   Restricted cash                                       100,000        100,000
   Accounts receivable:
      Stockholder, net of allowance of $0 in 2003
       and $779,000 in 2002                              762,000      1,531,000
      Other                                              175,000        441,000
   Other current assets                                  231,000        221,000
                                                    ------------   ------------
         Total current assets                          5,506,000    10, 086,000
Property and equipment, at cost, less accumulated
 depreciation                                            938,000      1,056,000
Intangible assets, net of accumulated amortization       158,000        277,000
Other assets                                              75,000         84,000
                                                    ------------   ------------
         Total Assets                               $  6,677,000   $ 11,503,000
                                                    ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue                                 $     75,000             --
   Accounts payable                                      219,000   $    114,000
   Accrued compensation and related benefits             268,000      1,801,000
   Accrued expenses and other current liabilities      2,070,000        385,000
                                                    ------------   ------------
         Total current liabilities                     2,632,000      2,300,000
                                                    ------------   ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock - par value $.10 per share;
    authorized 10,000,000 shares; none issued
   Common stock - par value $.001 per share,
    authorized 200,000,000 shares; issued and
    outstanding 99,794,152 and 99,794,152 shares         100,000        100,000
   Additional paid in capital                         23,801,000     23,801,000
   Accumulated deficit                               (19,856,000)   (14,698,000)
                                                    ------------   ------------
         Total stockholders' equity                    4,045,000      9,203,000
                                                    ------------   ------------
         Total Liabilities and Stockholders'
          Equity                                    $  6,677,000   $ 11,503,000
                                                    ============   ============

See notes to consolidated financial statements

                      CAREADVANTAGE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                      Year Ended December 31,
                                                   ----------------------------
                                                        2003           2002
                                                   -------------   ------------
Net service revenue (see Notes B [8] and B [10])    $  3,550,000   $ 22,963,000
Cost of services                                       2,376,000      9,990,000
                                                   -------------   ------------
Gross profit                                           1,174,000     12,973,000
                                                   -------------   ------------
Operating expenses:
   Selling, general and administrative                 5,897,000      7,431,000
   Depreciation and amortization                         462,000        468,000
   Employee termination costs                                  0      1,128,000
   Write off of service contract                               0        468,000
                                                   -------------   ------------
      Total operating expenses                         6,359,000      9,495,000
                                                   -------------   ------------
Operating (loss)/income                               (5,185,000)     3,478,000
Interest income                                           39,000         65,000
Interest expense                                               0              0
                                                   -------------   ------------
      (Loss)/income before provision for income
       taxes                                          (5,146,000)     3,543,000
Provision for income taxes                                12,000        244,000
                                                   -------------   ------------
      Net (loss)/income                             $ (5,158,000)  $  3,299,000
                                                   =============   ============
Net (loss)/income per share of common stock -
         Basic                                     ($        .05)  $        .03
                                                   =============   ============
         Diluted                                   ($        .05)  $        .03
                                                   =============   ============
Weighted average number of common shares
 outstanding -
         Basic                                        99,794,000     99,792,000
                                                   =============   ============
         Diluted                                      99,794,000    100,249,000
                                                   =============   ============

See notes to consolidated financial statements

                       CAREADVANTAGE, INC.AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                                           Common Stock
                                                   ---------------------------
                                                      Number          Par         Additional
                                                        of            Value        Paid In       Accumulated    Stockholders'
                                                      Shares         Amount        Capital         Deficit         Equity
                                                   ------------   ------------   ------------   -------------   -------------
Balance as of January 1, 2002                        99,781,152   $    100,000   $ 23,800,000   $ (17,997,000)  $   5,903,000
Exercise of stock options                                13,000                         1,000                           1,000
Net income for the year ended December 31,
2002                                                                                                3,299,000       3,299,000
                                                   ------------   ------------   ------------   -------------   -------------
Balance as of December 31, 2002                      99,794,152        100,000     23,801,000     (14,698,000)      9,203,000
Net (loss)  for the year ended December 31,
2003                                                                                               (5,158,000)     (5,158,000)
                                                   ------------   ------------   ------------   -------------   -------------
Balance as of December 31, 2003                      99,794,152   $    100,000   $ 23,801,000   $ (19,856,000)  $   4,045,000
                                                   ============   ============   ============   =============   =============

See notes to consolidated financial statements

                       CAREADVANTAGE, INC.AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                  Year Ended
                                                                  December 31
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
Cash flows from operating activities:
   Net (loss)/income                                      $ (5,158,000)  $  3,299,000
   Adjustments to reconcile net (loss)/income
   to net cash (used in)/provided by operating
   activities:
      Depreciation and amortization                            462,000        936,000
      Bad debt expense                                              --        779,000
      Deferred revenue                                          75,000
      Changes in:
         Accounts receivable stockholder                       769,000     (1,007,000)
         Accounts receivable other                             266,000        (66,000)
         Other assets                                           (1,000)       (88,000)
         Accounts payable                                      105,000       (298,000)
         Accrued expenses and other current
         liabilities                                           152,000        909,000
                                                          ------------   ------------
            Net cash (used in)/provided by
            operating activities                            (3,330,000)     4,464,000
                                                          ------------   ------------
Cash flows from investing activity:
   Capital expenditures                                       (225,000)      (969,000)
                                                          ------------   ------------
            Net cash used in investing activity               (225,000)      (969,000)
                                                          ------------   ------------
Cash flows from financing activity:
   Proceeds from exercise of stock options                          --          1,000
                                                          ------------   ------------
            Net cash provided by financing activity                 --          1,000
                                                          ------------   ------------
               Net (decrease)/increase in cash              (3,555,000)     3,496,000
Cash - beginning of year                                     7,793,000      4,297,000
                                                          ------------   ------------
Cash - end of year                                        $  4,238,000   $  7,793,000
                                                          ============   ============
Supplemental disclosures of cash flow information:
   Income taxes paid                                      $    202,000   $    292,000

See notes to consolidated financial statements

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note A - Introduction and Background and Basis of Preparation

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

     Significant shareholders of the Company include Horizon BCBSNJ (a 53.5% stockholder) and CW Ventures (a 37.7% stockholder).

     Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and another Blue Cross Blue Shield organization, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, which accounted for 4% of net revenues for the year ended December 31, 2002. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of net revenues for the year ended December 31, 2002.

     The Company has incurred a net loss in 2003 and has an accumulated deficit of $19,856,000 as of December 31, 2003. Approximately $2,639,000 of the loss for 2003 is attributable to the adoption of FAS 146 in connection with the Company exiting its business services with Horizon BCBSNJ. Such charges are primarily attributable to accruing for the net present value of the facility lease payments as further described in Notes B [10] and H. Management does not expect to incur any further significant costs in connection with this event in the future, although, the Company will be required to continue making lease payments as described in Note G [3]. After giving effect to the above, management believes that it has sufficient cash resources and combined with the expected continued growth of its consulting business to meet its current obligations as they come due during the next 12 months.

Note B - Summary of Significant Accounting Policies

[1]  Principles of consolidation:

          The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

[2]  Revenue recognition:

          For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) per member per month (PMPM); or (iii) on the basis of a combination of both fee-for-service and PMPM. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

          (a) Revenue under the fee-for-service arrangements is recognized on a pro-rata basis as the services are provided and the related costs of services are incurred.

          (b) Revenue under the PMPM method is recognized as the services are provided when such amounts can reasonably be determined.

          (c) Revenue under the combination fee-for-service/PMPM arrangements is recognized as follows: the fee-for-service revenue is recognized as the services are provided and the related cost of services are incurred and

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

               the revenue based on PMPM is recognized as the services are provided when performance is completed and such amounts can reasonably be determined.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note B - Summary of Significant Accounting Policies (CONTINUED)

[3]  Depreciation and amortization:

          Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets. Estimated useful lives of depreciable assets range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life method, whichever is shorter. Depreciation expense amounted to $334,000 and $350,000 for the years ended December 31, 2003 and 2002, respectively.

          Intangible assets are amortized over their expected useful lives of five to seven years on the straight-line method (see Note C).

[4]  Per share data:

          Basic net (loss)/income per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock.

                                                              December 31,
                                                        ------------------------
                                                           2003          2002
                                                        ----------   -----------
Weighted average common shares outstanding - basic      99,794,000    99,792,000
Effect of dilutive options                                      --       457,000
                                                        ----------   -----------
Weighted average common shares outstanding - diluted    99,794,000   100,249,000
                                                        ==========   ===========

     Options and warrants outstanding at December 31, 2003 and 2002 to purchase approximately 8,110,000 and 12,013,000 shares of common stock, respectively, were not included in the diluted per share computation as their effect would be antidilutive.

[5]  Concentration of credit risk:

     Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. Collateral is not required to support these financial instruments.

[6]  Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectibility of the amount due from Horizon BCBSNJ and the Company's reserve for the lease termination as a result of the termination of the Horizon BCBSNJ agreement.

[7]  Fair value of financial instruments:

     The fair value of financial instruments approximates their carrying amount due to the short-term nature of such instruments.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note B - Summary of Significant Accounting Policies (CONTINUED)

[8]  Major customers:

     Two customers each accounted for approximately 23% (Geisinger Health Systems and Welborn Health Plan) of net revenues for the year ended December 31, 2003 and approximately 20% of net revenues for the year ended December 31, 2003 were from each of two BCBS organizations. One customer accounted for approximately 82% (Horizon BCBSNJ) of net revenues for the year ended December 31, 2002 and approximately 70% of net revenues for the year ended December 31, 2001. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's services.

[9]  Stock-based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The Company's stock option plans are described in Note E. The following table illustrates the effect on net (loss) income and earnings per share if the fair value based method had been applied to all awards.

                                                      Year Ended December 31,
                                                     ------------------------
                                                        2003          2002
                                                     ----------   -----------
Reported net income (loss)                           (5,158,000)    3,299,000
Stock-based employee compensation determined under
 the fair value based method, net of tax effects        (15,000)     (257,000)
Pro forma net loss                                   (5,173,000)    3,042,000
Basic loss per share:
   As reported                                             (.05)          .03
   Pro forma                                               (.05)          .03
Diluted income (loss) per share:
   As reported                                             (.05)          .03
   Pro forma                                               (.05)          .03

     The weighted average fair value of options granted in 2003 and 2002 was approximately $.02 and $.10, respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:

                                December 31,
                           ----------------------
                              2003         2002
                           ----------   ---------
Dividend yield                      0           0
Volatility                        121%        121%
Risk free interest rate     2.41-3.28%  3.22-4.74%
Expected life in years              5           5

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

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     The Company adopted SFAS No. 146, and accordingly has recognized certain costs in exiting the following activities. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company's certain health care containment services, including utilization review, case management, and disease management and independent reviews. As a result, the Company ceased offering these services as of January 1, 2003. As of December 31, 2002, the Company incurred certain costs in exiting this business, which included employee termination costs of approximately $1,128,000 and the write down of intangible assets related to the Horizon BCBSNJ service agreement of approximately $468,000. In 2003, the Company recorded a reserve for costs in connection with exiting this business, including costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ. Such costs amounted to $2,639,000.

Note C - Intangible Assets

     Intangible assets, net of accumulated amortization consist of the following:

                                         December 31,
                                  -------------------------
                                     2003          2002
                                  ---------   -------------
Service agreement                 $      --   $   1,100,000
License agreement                     3,000       1,103,000
Software development cost           860,000         851,000
                                  ---------   -------------
                                    863,000       3,054,000
Less accumulated amortization      (705,000)     (2,777,000)
                                  ---------   -------------
                                  $ 158,000   $     277,000
                                  =========   =============

     Amortization expense for the years ended December 31, 2003 and 2002 was $128,000 and $587,000, respectively. The Company wrote off fully amortized service agreement and license agreement related to Horizon BCSNJ.

[1]  Service agreement:

     This amount represented the Company's service agreement with Horizon BCBSNJ, which was recorded upon the acquisition of CHCM. As the service agreement was terminated, the related asset was fully amortized at December 31, 2002.

[2]  License agreement:

     The Company signed a five-year agreement commencing November 1, 1994 for products and services (the "License Agreement") with a software development company, which required an advance payment of $1,000,000. Pursuant to the License Agreement, the Company was granted a license for 100 users under a non-exclusive five-year license for the use of certain existing software. In December 1998, the Company upgraded the software and extended the term through the later of October 31, 2001 or the termination of a license agreement that a subsidiary of Horizon BCBSNJ has with such software development company. Such contract was terminated as of December 31, 2002. The related asset has been fully amortized at December 31, 2002. The remaining $3,000 as of December 31, 2003 relates to licensing fees associated with RPNavigator.

[3]  Software development costs:

     Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Amortization of software development costs amounted to $128,000 and $117,000 for the years ended December 31, 2003 and 2002, respectively.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE D - Property and Equipment

     Property and equipment consist of the following:

                                                   December 31,
                                          -----------------------------
                                               2003            2002
                                          -------------   -------------
Computer equipment                        $   2,878,000   $   2,699,000
Furniture and fixtures                          499,000         499,000
Office machines and telephone equipment         661,000         627,000
Leasehold improvements                        1,248,000       1,245,000
                                          -------------   -------------
                                              5,286,000       5,070,000
Less accumulated depreciation and
 amortization                                (4,348,000)     (4,014,000)
                                          -------------   -------------
                                          $     938,000   $   1,056,000
                                          =============   =============

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

     Under the Plan, as amended, the Company has reserved an initial aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. The amount reserved as of December 31, 2003 is 24,027,263 shares of Common Stock.

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

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note E - Stockholders' Equity (continued)

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

The Board of Directors has the authority to terminate the Director Plan with respect to any shares of common stock
                                      F-13

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note E - Stockholders' Equity (continued)

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

The total reserved shares for both plans are 26,099,263 shares of Common Stock.

The following is a summary of stock option activity during the years ended December 31:

                                     2003                       2002
                             -----------------------   -----------------------
                                            Weighted                  Weighted
                                             Average                   Average
                                            Exercise                  Exercise
                                Shares        Price       Shares        Price
                             ------------   --------   ------------   --------
Outstanding at beginning
 of year                       13,950,000   $    .28     11,670,000   $    .22
Granted                           715,000        .03      4,202,000        .12
Exercised                              --         --        (13,000)       .08
Cancelled                      (4,619,000)       .13     (1,909,000)       .08
                             ------------              ------------
Outstanding at end of year     10,046,000        .22     13,950,000        .28
                             ============              ============
Exercisable at end of year      8,129,000        .25      8,692,000        .24
                             ============              ============

In addition, approximately 101,000 options held by terminated employees will be cancelled in the first quarter of 2004.

                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note E - Stockholders' Equity (continued)

[2]  Stock option plans: (continued)

     The following table summarizes information about stock options at December 31, 2003:

                          Options Outstanding             Options Exercisable
                 ------------------------------------   ----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                 Weighted
                               Contractual    Average                  Average
   Range of        Number         Life       Exercise     Number      Exercise
Exercise Price   Outstanding    In Years       Price    Exercisable    Price
--------------   -----------   -----------   --------   -----------   --------
$0.03 to $0.15     8,544,000          7.26   $   0.09     6,627,000   $   0.10
$0.16 to $0.30       941,000          6.15       0.24       941,000       0.24
$0.31 to $0.45        25,000          7.25       0.40        25,000       0.40
    $0.78            125,000          4.60       0.78       125,000       0.78
    $1.32             82,000          3.70       1.32        82,000       1.32
    $2.82            329,000          3.70       2.82       329,000       2.82
                 -----------                            -----------
                  10,046,000                 $   0.22     8,129,000   $   0.25
                 ===========                            ===========

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

                                                  December 31,
                                          ---------------------------
                                              2003           2002
                                          ------------   ------------
Current portion of deferred tax assets:
   Accrued liabilities                    $         --   $     76,000
                                          ------------   ------------
                                                    --         76,000
                                          ------------   ------------
Noncurrent portion of deferred tax
 assets/(liabilities):
   Net operating loss carryforwards          5,119,000      2,853,000
   Allowance for doubtful accounts                            265,000
   Tax/ book basis of fixed assets              76,000        107,000
   Intangibles                                 835,000        996,000
   Alternative minimum tax credit               55,000         55,000
                                          ------------   ------------
                                             6,085,000      4,276,000
                                          ------------   ------------
Deferred tax assets                          6,085,000      4,352,000
Valuation allowance                         (6,085,000)    (4,352,000)
                                          ------------   ------------
                                          $          0   $          0
                                          ============   ============

                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $15,055,000 at December 31, 2003, expiring through 2023. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996. As of December 31, 2003, $6,311,000 of the net operating loss carryforwards are subject to such limitation. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $1,733,000 and decreased approximately $1,087,000 for the years ended December 31, 2003 and 2002, respectively. The Company incurred state income tax of approximately $12,000 and $244,000 for the years ended December 31, 2003 and 2002, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

                                                   Year Ended
                                                  December 31,
                                          ---------------------------
                                              2003           2002
                                          ------------   ------------
Income taxes at federal statutory rate    $ (1,754,000)  $  1,205,000
Permanent differences                            9,000          9,000
Change in valuation allowance                1,733,000     (1,087,000)
State taxes, net of federal benefit              8,000        146,000
Other                                           16,000        (29,000)
                                          ------------   ------------
                                          $     12,000   $    244,000
                                          ============   ============

Note G - Commitments, Contingencies and Other Matters

[1]  Contingencies:

     CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees of approximately $1.5 million, for which it has not been paid by Horizon BCBSNJ, as well as damages for Horizon BCBSNJ's solicitation and hiring of certain of the Company's employees in violation of the service agreement. Horizon BCBSNJ is counterclaiming against CareAdvantage, Inc. seeking damages for breach of contract, breach of implied duty of good faith and fair dealing, tortuous interference with prospective economic advantage, trade libel and unfair competition. Each party believes that the other party's claims are without merit and is vigorously contesting them.

     Morriale v. CareAdvantage, Inc. is a complaint filed by a former employee, Adriana Morriale, with the New Jersey Division of Human Rights, in which she claims that the Company retaliated against her for claiming leave under the New Jersey Family Leave Act. The Company believes that the complaint is without merit and is contesting the matter vigorously.

[2]  Professional liability:

In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims. Its

                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

exposure in this regard is substantially reduced since it ceased providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have expired, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note G - Commitments, Contingencies and Other Matters (continued)

[3]  Operating leases:

The Company has a lease for office space which expires in March 2011 and equipment leases expiring various dates through May 2005. Minimum annual lease payments for office space and equipment for each of the next five years ending December 31 and thereafter are as follows:

   Year         Office
  Ending         Space        Equipment        Total
----------   ------------   ------------   ------------
2004         $    699,000   $     44,000   $    743,000
2005              696,000          4,000        700,000
2006              717,000             --        717,000
2007              724,000             --        724,000
2008              724,000             --        724,000
Thereafter      1,684,000             --      1,684,000
             ------------   ------------   ------------
             $  5,244,000   $     48,000   $  5,292,000
             ============   ============   ============

Rent expense for the years ended December 31, 2003 and 2002 was $8,000 and $783,000, respectively. See Note B[10] with respect to partial termination of the Company's business.

[4]  Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $68,000 and $195,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE H - Loss on office space lease:

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

In 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ in connection with exiting its prior service business with Horizon BCBSNJ and another BCBS customer under SFAS No. 146. The Company recorded a charge in the amount of approximately $2,639,000 relating to the operating leases during 2003. The charge is included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $689,000 was charged to such liability for the twelve months ended December 31, 2003. As of December 31, 2003, the remaining liability is $1,950,000.

                               CAREADVANTAGE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE I - Stand By Letter of Credit

During 2001, the Company obtained an irrevocable letter of credit in the amount of $100,000 in favor of the landlord for the Company's obligation under its real estate lease.

NOTE J - Subsequent Events

The Company issued 525,000 shares of Common Stock to certain employees in first quarter 2004 at a grant price of $0.02.

                                  EXHIBIT INDEX

Exhibit
No.       Description of Exhibit
-------   ----------------------------------------------------------------------

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

23.1    Consent of Independent Auditors*

31 Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
*filed herewith