Form 10QSB
period 2004-03-31
CAREADVANTAGE INC
filed 2004-05-14
CIK 937252

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         Issuer's telephone number, including area code: (732) 362-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No ___
                                        -


                                   99,794,152
         Number of shares of Common Stock outstanding as of May 4, 2004

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                      CareAdvantage, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the three months ended March 31, 2004

                                    I N D E X

Part I - Financial Information

  Item 1.    Financial Statements

       .   Condensed Consolidated Balance Sheets -
           March 31, 2004 (Unaudited) and December 31, 2003. ...............   2

       .   Condensed Consolidated Statements of Operations -
           Three months ended March 31, 2004 and March 31, 2003
           (Unaudited) .....................................................   3

       .   Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 2004 and March 31, 2003
           (Unaudited) .....................................................   4

       .   Notes to Unaudited Condensed Consolidated Financial Statements ..   5

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................   7

  Item 3.    Controls and Procedures .......................................  10

Part II - Other Information

  Item 1.    Legal Proceedings .............................................  12

  Item 2.    Changes in Securities and Small Business Issuer Purchases of
             Equity Securities .............................................  12

  Item 3.    Defaults Upon Senior Securities ...............................  12

  Item 4.    Submission of Matters to a Vote of Security Holders ...........  12

  Item 5.    Other Information .............................................  12

  Item 6.    Exhibits and Reports on Form 8-K ..............................  12

  Signature ................................................................  13

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       CAREADVANTAGE, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                     ASSETS                                        2004            2003
                                                                 Unaudited        Audited
                                                                -----------     ------------
Current assets:
     Cash and cash equivalents                                   $3,147,000     $  4,238,000
     Restricted cash                                                100,000          100,000
     Accounts receivable for services:
         Stockholder, net of allowance of $779,000                  762,000          762,000
         Other                                                      326,000          175,000
     Other current assets                                           112,000          231,000
                                                                -----------     ------------
                  Total current assets                            4,447,000        5,506,000

Property and equipment, at cost less accumulated depreciation       935,000          938,000
Intangible assets                                                   133,000          158,000
Other assets                                                         74,000           75,000
                                                                -----------     ------------

Total Assets                                                    $ 5,589,000     $  6,677,000
                                                                ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    50,000     $    219,000
     Deferred revenue                                                     0           75,000
     Accrued compensation and related benefits                      225,000          268,000
     Accrued expenses and other current liabilities               1,881,000        2,070,000
                                                                -----------     ------------
     Total current liabilities                                    2,156,000        2,632,000
                                                                -----------     ------------
Stockholders' equity:
     Preferred stock-par value $.10 per share;
          authorized 10,000,000 shares; none issued
     Common stock-par value $.001 per share;
         authorized 200,000,000 shares; issued
         and outstanding 99,794,152                                 100,000          100,000
     Additional capital                                          23,801,000       23,801,000
     Accumulated deficit                                        (20,468,000)     (19,856,000)
                                                                -----------     ------------
Total Stockholders' Equity                                        3,433,000        4,045,000
                                                                -----------     ------------
Total Liabilities and Stockholders' Equity                      $ 5,589,000     $  6,677,000
                                                                ===========     ============

   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                           March 31,
                                                                   2004            2003
                                                                   ----            ----
Net service revenues                                            $   790,000     $ 1,073,000

Costs of services                                                   570,000         674,000
                                                                -----------     -----------

Gross margin                                                        220,000         399,000

Operating Expenses:

Selling, general and administration                                 836,000       3,267,000
                                                                -----------     -----------

Operating (loss)                                                   (616,000)     (2,868,000)

Interest income - net                                                 5,000          13,000

Provision for income taxes                                            1,000           6,000
                                                                -----------     -----------

Net (loss)                                                         (612,000)     (2,861,000)
                                                                ===========     ===========

Net (loss)

per share of common stock-basic and diluted                           ($.01)          ($.03)
                                                                ===========     ===========

Weighted average number
of common shares outstanding -

     Basic                                                       99,795,000      99,795,000
                                                                 ==========      ==========

     Diluted                                                     99,795,000      99,795,000
                                                                 ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                      CAREADVANTAGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,

                                                   2004                 2003
                                                   ----                 ----

Cash flows from operating activities:

Net (loss)                                   $   (612,000)      $ (2,861,000)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

     Depreciation and amortization                122,000            128,000
     Deferred revenue                             (75,000)                 -

Change in assets and liabilities:

Accounts receivable stockholder                         -            769,000
Accounts receivable other                        (151,000)          (201,000)
Other assets                                      119,000            111,000
Accounts payable                                 (169,000)           (69,000)
Accrued expenses and other liabilities           (232,000)           500,000
                                             ------------       ------------

Net cash used in operating activities            (998,000)        (1,623,000)
                                             ------------       ------------

Cash flows from investing activity:

Capital expenditures                              (93,000)           (19,000)
                                             ------------       ------------


Net decrease in cash                           (1,091,000)        (1,642,000)

Cash - beginning of period                      4,238,000          7,793,000
                                             ------------       ------------

Cash - end of period                         $  3,147,000       $  6,151,000
                                             ============       ============


   The accompanying notes are an integral part of these financial statements.

                              CAREADVANTAGE, INC.


Note A--Basis of presentation:

The condensed consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared by CareAdvantage, Inc. (the "Company"). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2004 are not necessarily indicative of operating results to be expected for the full year.

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

Note C--Per share data:

Basic net income/(loss) per share has been computed based on the weighted average number of shares outstanding during the periods. Dilutive earnings per share reflects the potential dilution that could occur if dilutive options and warrants outstanding were exercised and converted into common stock. The effect of these potential dilutive securities has not been computed since the effect would be antidilutive.

Note D--Stock-Based Compensation:

Statement of Financial Accounting Standards ("SFASB") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards.

                              CAREADVANTAGE, INC.


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                       2004              2003
                                                       ----              ----

Reported net income (loss)                          (612,000)      (2,861,000)
Stock-based employee compensation determined
  under the fair value based method, net of tax        9,000           44,000
Pro forma net income (loss)                         (621,000)      (2,905,000)
Basic income (loss) per share:
  As reported                                           (.01)            (.03)
  Pro forma                                             (.01)            (.03)
Diluted income (loss) per share:
  As reported                                           (.01)            (.03)
  Pro forma                                             (.01)            (.03)


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

In the first quarter of 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ in connection with exiting its prior service business with Horizon BCBSNJ and another BCBS customer under SFAS No. 146. The Company recorded a charge in the amount of approximately $2,639,000 relating to the operating leases during 2003. The charge

                              CAREADVANTAGE, INC.


is included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $174,000 was charged to such liability for the three months ended March 31, 2004. As of March 31, 2004, the remaining liability is $1,776,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see "Cautionary Statements" in
Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

CareAdvantage, Inc. ("CAI" or the "Company") and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. ("CAHS") and Contemporary HealthCare Management, Inc. ("CHCM"), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company's management and consulting services have been and continue to be provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

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

The Company is now focusing on offering its management and consulting services. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers

                              CAREADVANTAGE, INC.

better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers.

RESULTS OF OPERATIONS:

The following discussion compares the Company's results of operations for the three months ended March 31, 2004, with those for the three months ended March 31, 2003. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2004 and March 31, 2003 were approximately $790,000 and $1,073,000, respectively. The revenue is generated primarily from consulting fees earned during this period. The current revenues amount represents a decrease of approximately $283,000 for the three-month period ended March 31, 2004 from the corresponding period of the prior year. The decrease for the three months ended March 31, 2004 resulted from a decrease of approximately $539,000 due to the termination of one consulting arrangement in 2003, offset by an increase of approximately $256,000 from the consulting business.

Cost of services:

The Company's total direct cost of services for the three-month periods ended March 31, 2004 and March 31, 2003 was approximately $570,000 and $674,000, respectively. This represents a decrease of approximately $104,000 for the three-month period ended March 31, 2004 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended March 31, 2004 was primarily due to decreased personnel costs of approximately $37,000, resulting from cutbacks implemented upon the loss of the Horizon BCBSNJ business, professional costs of approximately $62,000 as a result of license fee termination costs in 2003, and travel costs of approximately $5,000.

Selling, general and administrative expenses:

The Company's total selling, general, and administrative costs for the three-month periods ended March 31, 2004 and March 31, 2003 were approximately $836,000 and $3,267,000, respectively. This represents a decrease of approximately $2,431,000 for the three-month period ended March 31, 2004 over the corresponding period of the prior year. This decrease for the three-month period ended March 31, 2004 is primarily due to decreases in personnel costs of approximately $90,000 resulting from cutbacks implemented upon the loss of the Horizon BCBSNJ business, reduced facility costs of approximately $153,000 resulting from rent payments being applied to the facility lease liability in 2004, lower information and communications costs of approximately $71,000, decreased professional costs of approximately $175,000, a reduction in other general and administrative costs of approximately $1,935,000, resulting from a charge in 2003 relating to the facility lease, and depreciation and amortization costs of approximately $7,000.

Interest income:

The Company's total net interest income for the three-month periods ended March 31, 2004 and March 31, 2003 was approximately $5,000 and $13,000, respectively. This represents a decrease of approximately $8,000 in net interest income for the three-month period ended March 31, 2004 from the corresponding period of the prior year. The decrease in net interest income of approximately $8,000 is largely due to the decline of interest rates in 2004 and a decrease in the operating cash balance.

                              CAREADVANTAGE, INC.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

     At March 31, 2004, the Company had working capital of approximately $2,291,000, stockholders equity of approximately $3,433,000 and an accumulated deficit since its inception of approximately $20,468,000. The Company's operations have been significantly impacted by the events described below.

     As stated above, Horizon BCBSNJ terminated the Services Agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 and $14 million in 2001 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement had a significant impact on the Company's business. The Company's total revenues in 2003 were $3,550,000.

     As a result of the termination of the Services Agreement with Horizon BCBSNJ, the Company has significantly reduced the scope of its operations.

     As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. As of March 31, 2004, the Company had 25 full time employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey. During the first three quarters of 2003, the Company attempted to sublease this space and negotiated with the landlord to retake possession. Because of the market conditions for space of this type, the likely cost of subleasing or the landlord's retaking was deemed by the Company to be excessive and would likely be required to be paid upon subleasing or the landlord's retaking. Therefore, during the fourth quarter of 2003 the Company determined to continue to occupy such space and has ceased its efforts to sublease the space and its negotiations with the landlord to retake the space. Nevertheless, the Company would entertain offers to sublease such space were such offers to be made. In the event that market conditions for such space improve, the Company may again attempt to sublease all or a portion of the unneeded space and or resume its negotiations with the landlord regarding retaking such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements.

     Because the Company no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale. The Company is instead focusing on offering its management and consulting services. The Company had not heavily marketed these services in the past, because the Company's primary focus was on the health care containment services provided under the Horizon BCBSNJ services agreement. At the present time, the Company's primary focus now is to build up revenues from these management and consulting services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. The tool uses 3M's Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual's clinical history and demographic information. Using RPNavigator, CAI will enable its customers to:

     . track population and member-related disease progression changes over time;
     . compare health plan sub-populations on a valid and reliable basis;
     . profile providers using case mix and severity-adjusted techniques;
     . select and prioritize members to optimize the allocation and assess the impact of care management resources, direct interventions and initiatives; and
     . reduce client dependence on internal information technology resources.

     If the Company is unable to build up these services to a level that would support its business, it may have to seek additional capital financing or may be required to further reduce planned operational expenses. If, the Company is not successful with these measures, it will not be able to continue its operations.

                              CAREADVANTAGE, INC.

Financial condition:

At March 31, 2004, the Company had cash of approximately $3,147,000 and working capital of approximately $2,291,000. At December 31, 2003, the Company had cash of approximately $4,238,000 and working capital of approximately $2,874,000.

The use of cash in operations related principally to the Company's three-month loss of $612,000, offset by an increase in accrued expenses as a result of a $1,776,000 liability for the potential loss on the sublease of its office space.

Net cash used in investing activities amounted to approximately $93,000 for the three-month period ended March 31, 2004 and is due to capital expenditures during the three-month period.

There were no financing activities for the three month period ended March 31, 2004.

In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and projected future cash flows from operations will support the Company's anticipated cash needs for calendar year ending December 31, 2004. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs for the next year. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution.

Application of Critical Accounting Policies:

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended March 31, 2004.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments. The financial statements for the quarter ended March 31, 2004 also include a significant estimate relating to the liability recorded for the loss on the office space lease (see Note F).

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

                              CAREADVANTAGE, INC.

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

                              CAREADVANTAGE, INC.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of calendar year ended March 31, 2004.

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

                         CareAdvantage, Inc

May 14, 2004             /s/ Dennis J. Mouras
                         ---------------------------------
                         Dennis J. Mouras
                         Chief Executive Officer and acting
                         Principal Financial Officer

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

                              CAREADVANTAGE, INC.

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

   31 Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

   32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)