Form 10-Q
period 2004-06-30
CAREADVANTAGE INC
filed 2004-08-10
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

COMMISSION FILE NUMBER 0-26168

CAREADVANTAGE, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	52-1849794
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

485-C Route 1 South, Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (732) 362-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

99,794,152

Number of shares of Common Stock outstanding as of July 15, 2004

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CareAdvantage, Inc. and Subsidiaries

Form 10-QSB

For the six months ended June 30, 2004

I N D E X

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$2,401,000	$4,238,000
Restricted cash	100,000	100,000
Accounts receivable for services:
Stockholder, net of allowance of $779,000	762,000	762,000
Other	517,000	175,000
Other current assets	99,000	231,000

Total current assets	3,879,000	5,506,000
Property and equipment, at cost less accumulated depreciation	858,000	938,000
Intangible assets	109,000	158,000
Other assets	74,000	75,000

Total Assets	$4,920,000	$6,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77,000	$219,000
Deferred revenue	0	75,000
Accrued compensation and related benefits	178,000	268,000
Accrued expenses and other current liabilities	1,792,000	2,070,000

Total current liabilities	2,047,000	2,632,000

Stockholders’ equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued and outstanding 99,794,152	100,000	100,000
Additional capital	23,801,000	23,801,000
Accumulated deficit	(21,028,000)	(19,856,000)

Total Stockholders’ Equity	2,873,000	4,045,000

Total Liabilities and Stockholders’ Equity	$4,920,000	$6,677,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$731,000	$1,075,000	$1,521,000	$2,148,000

Costs of services	413,000	621,000	984,000	1,295,000

Gross margin	318,000	454,000	537,000	853,000

Operating Expenses:

Selling, general and administration	881,000	1,447,000	1,717,000	4,714,000

Operating loss	(563,000)	(993,000)	(1,180,000)	(3,861,000)

Interest income – net	4,000	11,000	9,000	24,000

Provision for income taxes	—	4,000	1,000	10,000

Net loss	(559,000)	(986,000)	(1,172,000)	(3,847,000)

Net loss per share of common stock-basic and diluted	$(.01)	$(.01)	$(.01)	$(.04)

Weighted average number of common shares outstanding –
Basic	99,795,000	99,795,000	99,795,000	99,795,000

Diluted	99,795,000	99,795,000	99,795,000	99,795,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:

Net (loss)	$(1,172,000)	$(3,847,000)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization	236,000	239,000
Deferred revenue	(75,000)	—

Change in assets and liabilities:

Accounts receivable stockholder	—	769,000
Accounts receivable other	(342,000)	(59,000)
Other assets	133,000	98,000
Accounts payable	(142,000)	84,000
Accrued expenses and other liabilities	(368,000)	553,000

Net cash used in operating activities	(1,730,000)	(2,163,000)

Cash flows from investing activity:

Capital expenditures	(107,000)	(35,000)

Net decrease in cash	(1,837,000)	(2,198,000)

Cash - beginning of period	4,238,000	7,793,000

Cash - end of period	$2,401,000	$5,595,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC.

Note A—Basis of presentation:

The condensed consolidated financial statements as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 have been prepared by CareAdvantage, Inc. (the “Company”). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2004 are not necessarily indicative of operating results to be expected for the full year. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and projected future cash flows from operations will support the Company’s anticipated cash needs for calendar year ending December 31, 2004. However, if the Company is unsuccessful in its efforts to generate and collect revenue and/or renegotiate the Company’s lease with the landlord to reduce operational expenses, it will not have sufficient funds to support its cash needs for the next year. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management Services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the condensed consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the consulting and management Services business and currently plans to pursue those opportunities.

Note B—Termination of Horizon BCBSNJ Contract:

Prior to January 1, 2003, the Company provided, principally to Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) and another Blue Cross Blue Shield organization, certain health care containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, which accounted for 4% of net revenues for the year ended December 2002. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of net revenues for the year ended December 31, 2002.

Note C—Per share data:

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

CAREADVANTAGE, INC.

Note D—Stock-Based Compensation:

Statement of Financial Accounting Standards (“SFASB”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss per share if the fair value based method had been applied to all awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net (loss)	(559,000)	(986,000)	(1,122,000)	(3,847,000)
Stock-based employee compensation determined under the fair value based method, net of tax	28,000	38,000	37,000	82,000

Pro forma net (loss)	(587,000)	(1,024,000)	(1,159,000)	(3,929,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.01)	(.01)	(.04)
Pro forma	(.01)	(.01)	(.01)	(.04)

Note E—Contingencies:

CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, pending in Superior Court of New Jersey, arises under a service agreement that Horizon BCBSNJ terminated as of December 31, 2002. The Company is seeking service fees of approximately $1.5 million, for which it has not been paid by Horizon BCBSNJ, as well as damages for Horizon BCBSNJ’s solicitation and hiring of certain of the Company’s employees in violation of the service agreement. Horizon BCBSNJ counterclaimed against CareAdvantage, Inc. seeking damages for breach of contract, breach of implied duty of good faith and fair dealing, tortious interference with prospective economic advantage, trade libel and unfair competition. In June 2004, the court granted the Company’s motion for summary judgment and dismissed with prejudice Horizon BCBSNJ’s counterclaims for tortious interference with prospective economic advantage, trade libel and unfair competition; it denied the Company’s motion seeking partial summary judgment for the unpaid service fees and for the dismissal of Horizon BCBSNJ’s counterclaims for breach of contract and breach of implied duty of good faith and fair dealing. These claims are expected to be determined at a trial, which is anticipated to be held during the third quarter of 2004. Each party believes that the other party’s claims are without merit and is vigorously contesting them.

Fontes v. CareAdvantage, Inc. pending in Superior Court of New Jersey, involves a claim by Alan Fontes, a former employee of the Company, for compensation under various legal theories. The Company believes that the complaint is without merit and is contesting the matter vigorously.

Note F—Loss Due to Termination of Horizon BCBSNJ Contract:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for

CAREADVANTAGE, INC.

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

The Company adopted SFAS No. 146, and accordingly has recognized certain costs in exiting the following activities. As of December 31, 2002, Horizon BCBSNJ ceased purchasing from the Company certain health care containment services, including utilization review, case management, and disease management and independent reviews. As a result, the Company ceased offering these services as of January 1, 2003.

As of December 31, 2002, the Company incurred certain costs in exiting this business, which included employee termination costs of approximately $1,128,000 and the write down of intangible assets related to the Horizon BCBSNJ service agreement of approximately $468,000.

In the first quarter of 2003, the Company incurred costs associated with the termination of certain operating leases under SFAS No. 146, including the lease for its office space in Iselin, NJ in connection with exiting its prior service business with Horizon BCBSNJ and another BCBS customer. The Company recorded a charge in the amount of approximately $2,639,000 relating to the operating leases during 2003. The charge is included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $301,000 was charged to such liability for the six months ended June 30, 2004. As of June 30, 2004, the remaining liability is $1,649,000.

Note G—Concentration of Credit Risk

As of June 30, 2004, and December 31, 2003, four customers accounted for approximately 35%, 22%, 13% and 12% of accounts receivable and two customers accounted for approximately 11% each of accounts receivable respectively.

During the three and six month periods ended June 30, 2004 five customers accounted for approximately 26%, 23%, 22% and 15% of net revenues and four customers accounted 23%, 22%, 22% and 16% of net revenues respectively.

During the three and six month periods ended June 30, 2003 four customers accounted for approximately 48%, 17%, 15% and 12% of net revenues and four customers accounted 36%, 20%, 17% and 10% of net revenues respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management’s plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care

CAREADVANTAGE, INC.

management program enhancement services, executive and clinical management services, and training programs. The Company’s management and consulting services have been and continue to be provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

In April 2002, the Company received notification from Blue Cross Blue Shield of Rhode Island (“BCBSRI”) that the existing services arrangement between BCBSRI and the Company was terminated, effective May 31, 2002. The Company had previously given notice in January 2002 that it was terminating the contract effective July 31, 2002. This contract with BCBSRI accounted for approximately 4% of net revenues for the year ended December 31, 2002.

In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 82% of net revenues for the year ended December 31, 2002.

Significant shareholders of the Company include Horizon BCBSNJ (a 53.5% stockholder) and CW Ventures (a 37.7% stockholder).

Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and BCBSRI, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to BCBSRI, which accounted for 4% of net revenues for the year ended December 31, 2002. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of net revenues for the year ended December 31, 2002.

The Company is now focusing on offering its management and consulting services. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources – General Overview”.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2004, with those for the three and six months ended June 30, 2003. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Revenues:

The Company’s total operating revenues for the three-month periods ended June 30, 2004 and June 30, 2003 were approximately $731,000 and $1,075,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenues amount represents a decrease of approximately $344,000 for the three-month period ended June 30, 2004 from the corresponding period of the prior year. The decrease for the three months ended June 30, 2004 resulted from a decrease of approximately $527,000 due to the termination of three consulting arrangements in 2003, offset by an increase of approximately $183,000 from the consulting business. The Company is currently focusing its revenue on providing services on the RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

CAREADVANTAGE, INC.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2004 and June 30, 2003 was approximately $413,000 and $621,000, respectively. This represents a decrease of approximately $208,000 for the three-month period ended June 30, 2004 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended June 30, 2004 was primarily due to decreased personnel costs of approximately $159,000, travel costs of approximately $29,000 and professional costs of approximately $20,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2004 and June 30, 2003 were approximately $881,000 and $1,447,000, respectively. This represents a decrease of approximately $566,000 for the three-month period ended June 30, 2004 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2004 is primarily due to decreases in personnel costs of approximately $69,000, information and communications costs of approximately $34,000, decreased professional costs of approximately $4,000 and a reduction in other general and administrative costs of approximately $673,000, resulting from a charge in 2003 relating to the facility lease, offset by increases in travel costs of approximately $29,000, higher facility costs of approximately $179,000 resulting from first quarter 2003 rent payments being applied to the facility lease liability in second quarter 2003 and depreciation and amortization costs of approximately $6,000.

Interest income:

The Company’s total net interest income for the three-month periods ended June 30, 2004 and June 30, 2003 was approximately $4,000 and $11,000, respectively. This represents a decrease of approximately $7,000 in net interest income for the three-month period ended June 30, 2004 from the corresponding period of the prior year. The decrease in net interest income of approximately $7,000 is largely due to the decline of interest rates in 2004 and a decrease in the operating cash balance.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Revenues:

The Company’s total operating revenues for the six-month periods ended June 30, 2004 and June 30, 2003 were approximately $1,521,000 and $2,148,000, respectively. This represents a decrease of approximately $627,000 for the six-month period ended June 30, 2004 from the corresponding period of the prior year. The decrease for the six months ended June 30, 2004 resulted from a decrease of approximately $1,066,000 due to the termination of three consulting arrangements in 2003, offset by an increase of approximately $439,000 from the consulting business.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2004 and June 30, 2003 was approximately $984,000 and $1,295,000, respectively. This represents a decrease of approximately $311,000 for the six-month period ended June 30, 2004 over the corresponding period of the prior year. The decrease in the cost of services for the six-month period ended June 30, 2004 was primarily due to decreased personnel costs of approximately $195,000, professional costs of approximately $82,000 and travel costs of approximately $34,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2004 and June 30, 2003 were approximately $1,717,000 and $4,714,000, respectively. This represents a decrease of approximately $2,997,000 for the six-month period ended June 30, 2004 over the corresponding period of the prior year. This decrease for the six-month period ended June 30, 2004 is primarily due to a reserve for loss on sublease of office space of approximately $2,639,000, decreased personnel costs of approximately

CAREADVANTAGE, INC.

$159,000, decreases in information and communications costs of approximately $105,000 and professional costs of approximately $179,000, offset by increases in other general and administrative costs of approximately $30,000, increased facility costs of approximately $26,000 and travel costs of approximately $29,000.

Interest income:

The Company’s total net interest income for the six-month periods ended June 30, 2004 and June 30, 2003 was approximately $9,000 and $24,000, respectively. This represents a decrease of approximately $15,000 in net interest income for the six-month period ended June 30, 2004 from the corresponding period of the prior year. The decrease in net interest income of approximately $15,000 is largely due to the decline of interest rates in 2004 and a decrease in the operating cash balance.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2004, the Company had working capital of approximately $1,882,000, stockholders equity of approximately $2,923,000 and an accumulated deficit since its inception of approximately $20,978,000. The Company’s operations have been significantly impacted by the events described below.

As stated above, Horizon BCBSNJ terminated the Services Agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 and $14 million in 2001 from Horizon BCBSNJ due to the services arrangement. The termination of this services arrangement had a significant impact on the Company’s business. The Company’s total revenues in 2003 were $3,550,000.

As a result of the termination of the Services Agreement with Horizon BCBSNJ, the Company has significantly reduced the scope of its operations.

As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. As of June 30, 2004, the Company had 24 full time employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey. During the first three quarters of 2003, the Company attempted to sublease this space and negotiated with the landlord to retake possession. Because of the market conditions for space of this type, the likely cost of subleasing or the landlord’s retaking was deemed by the Company to be excessive and would likely be required to be paid upon subleasing or the landlord’s retaking. Therefore, during the fourth quarter of 2003 the Company determined to continue to occupy such space and has ceased its efforts to sublease the space and its negotiations with the landlord to retake the space. Nevertheless, the Company would entertain offers to sublease such space were such offers to be made. In the event that market conditions for such space improve, the Company may again attempt to sublease all or a portion of the unneeded space. The Company has resumed its negotiations with the landlord regarding retaking such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements.

Because the Company no longer maintains the infrastructure necessary to support the provision of certain health care containment services (including utilization review, case management and disease management, and independent reviews), it has ceased offering these services for sale. The Company is instead focusing on offering its management and consulting services (the “Management Services”). The Company had not heavily marketed the Management Services in the past, because the Company’s primary focus was on the health care containment services provided under the Horizon BCBSNJ services agreement. At the present time, the Company’s primary focus now is to build up revenues from the Management Services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, CAI will enable its customers to:

•	track population and member-related disease progression changes over time;

CAREADVANTAGE, INC.

•	compare health plan sub-populations on a valid and reliable basis;

•	profile providers using case mix and severity-adjusted techniques;

•	select and prioritize members to optimize the allocation and assess the impact of care management resources, direct interventions and initiatives; and

•	reduce client dependence on internal information technology resources.

Despite the significant loss of revenues from the Horizon services agreement, the Company believes that the Management Services business has the potential to become profitable for the Company. The Company has reached informal agreements with two customers for significant contract expansions for Management Services. Moreover, Management Services provided to one of the foregoing customers, a health maintenance organization, for the benefit of one of that customer’s clients, has resulted in a potential opportunity for the Company to provide Management Services to that portion of the client’s activities not serviced by the health maintenance organization. Management believes that these opportunities will enhance business prospects, facilitate a more significant market penetration and improve revenues and profitability for the Company.

If the Company is unable to develop the Management Services business as planned, and/or if the Company is unsuccessful in renegotiating its lease with the landlord in order to significantly reduce operating expenses, the Company may be required to seek additional capital financing. If the Company is not successful in obtaining additional capital, it may need to either restructure its business, sell its assets, or cease operations entirely. In each such case, the Company may be required to file for bankruptcy protection. The Company is cautiously optimistic, however, about opportunities in the Management Services business and currently plans to pursue those opportunities.

Financial condition:

At June 30, 2004, the Company had cash of approximately $2,401,000 and working capital of approximately $1,882,000. At December 31, 2003, the Company had cash of approximately $4,238,000 and working capital of approximately $2,874,000.

Net cash used in operating activities amounted to approximately $1,730,000 for the six-month period ended June 30, 2004. The use of cash in operations related principally to the Company’s six-month loss of $1,122,000, a decrease in accrued expenses of approximately $560,000, an increase in other assets of approximately $133,000 offset by a decrease in accounts receivable of approximately $342,000, non-cash charges of approximately $236,000 and a decrease in deferred revenue of approximately $75,000.

Net cash used in investing activities amounted to approximately $107,000 for the six-month period ended June 30, 2004 and is due to capital expenditures during the six-month period.

There were no financing activities for the six-month period ended June 30, 2004.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and projected future cash flows from operations will support the Company’s anticipated cash needs for calendar year ending December 31, 2004. However, if the Company is unsuccessful in its efforts to generate and collect revenue and/or renegotiate the Company’s lease with the landlord to reduce operational expenses, it will not have sufficient funds to support its cash needs for the next year. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a

CAREADVANTAGE, INC.

credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its Management Services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the condensed consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the Management Services business and currently plans to pursue those opportunities.

Application of Critical Accounting Policies:

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended June 30, 2004.

Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments. The financial statements for the quarter ended June 30, 2004 also include a significant estimate relating to the liability recorded for the loss on the office space lease (see Note F).

ITEM 3. Controls and Procedures

a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, who is also currently the acting Chief Financial Officer (“CEO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-QSB, was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAREADVANTAGE, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, pending in the Superior Court of the State of Rhode Island, arises out of the defendants’ termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment (i) that the Company’s failure to attain Performance Goals under the Agreement was as a result of the defendants’ conduct, (ii) that defendants lack cause to terminate the Agreement based on the Company’s failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to defendants’ hiring a physician formerly employed by the Company.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of calendar year ended June 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K.

None.

CAREADVANTAGE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 10, 2004	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

CAREADVANTAGE, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

CAREADVANTAGE, INC.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

CAREADVANTAGE, INC.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10-KSB for the year ended September 30, 1998..

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.34	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.35	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

CAREADVANTAGE, INC.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10-KSB for the year ended December 31, 1999.

10.41	Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)