Form 10QSB
period 2004-09-30
CAREADVANTAGE INC
filed 2004-11-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

46,399,332

Number of shares of Common Stock outstanding as of October 20, 2004

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

CareAdvantage, Inc. and Subsidiaries

Form 10-QSB

For the nine months ended September 30, 2004

I N D E X

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 Unaudited	December 31, 2003 Audited
ASSETS
Current assets:
Cash and cash equivalents	$1,639,000	$4,238,000
Restricted cash	100,000	100,000
Accounts receivable for services:
Stockholder, net of allowance of $779,000	762,000	762,000
Other	217,000	175,000
Other current assets	193,000	231,000

Total current assets	2,911,000	5,506,000

Property and equipment, at cost less accumulated depreciation	792,000	938,000
Intangible assets	85,000	158,000
Other assets	74,000	75,000

Total Assets	$3,862,000	$6,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$82,000	$219,000
Deferred revenue	0	75,000
Accrued compensation and related benefits	112,000	268,000
Accrued expenses and other current liabilities	1,695,000	2,070,000

Total current liabilities	1,889,000	2,632,000

Stockholders’ equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued and outstanding 99,794,152	100,000	100,000
Additional capital	23,801,000	23,801,000
Accumulated deficit	(21,928,000)	(19,856,000)

Total Stockholders’ Equity	1,973,000	4,045,000

Total Liabilities and Stockholders’ Equity	$3,862,000	$6,677,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$381,000	$761,000	$1,902,000	$2,909,000
Costs of services	405,000	543,000	1,389,000	1,838,000

Gross (loss)/margin	(24,000)	218,000	513,000	1,071,000
Operating Expenses:
Selling, general and administration	846,000	843,000	2,513,000	5,557,000

Operating loss	(870,000)	(625,000)	(2,000,000)	(4,486,000)
Interest (expense)/income – net	(28,000)	8,000	(69,000)	32,000
Provision for income taxes	2,000	2,000	3,000	12,000

Net loss	(900,000)	(619,000)	(2,072,000)	(4,466,000)

Net loss per share of common stock-basic and diluted	$(.01)	$(.01)	$(.02)	$(.04)

Weighted average number of common shares outstanding –
Basic	99,795,000	99,795,000	99,795,000	99,795,000

Diluted	99,795,000	99,795,000	99,795,000	99,795,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:

Net (loss)	$(2,072,000)	$(4,466,000)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization	340,000	349,000
Deferred revenue	(75,000)	—

Change in assets and liabilities:

Accounts receivable stockholder	—	769,000
Accounts receivable other	(42,000)	(186,000)
Other assets	39,000	57,000
Accounts payable	(137,000)	(23,000)
Accrued expenses and other liabilities	(531,000)	457,000

Net cash used in operating activities	(2,478,000)	(3,043,000)

Cash flows from investing activity:

Capital expenditures	(121,000)	(38,000)

Net decrease in cash	(2,599,000)	(3,081,000)

Cash - beginning of period	4,238,000	7,793,000

Cash - end of period	$1,639,000	$4,712,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC.

Note A—Basis of presentation:

The condensed consolidated financial statements as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared by CareAdvantage, Inc. (the “Company”). The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand.

Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2004 are not necessarily indicative of operating results to be expected for the full year. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

In light of the termination of the services agreement with Horizon Blue Cross and Blue Shield of New Jersey (“Horizon BCBSNJ”), the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand, the $500,000 received as part of the Horizon BCBSNJ settlement (see Note H) and projected future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue and/or renegotiate the Company’s lease with the landlord to reduce operational expenses, it will not have sufficient funds to support its cash needs for the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the condensed consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the consulting and management services business and currently plans to pursue those opportunities.

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

Note D— Stock-Based Compensation:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net (loss)	(900,000)	(619,000)	(2,072,000)	(4,466,000)
Stock-based employee compensation determined under the fair value based method, net of tax	16,000	42,000	53,000	124,000

Pro forma net (loss)	(916,000)	(661,000)	(2,125,000)	(4,590,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.01)	(.02)	(.04)
Pro forma	(.01)	(.01)	(.02)	(.05)

Note E—Contingencies:

Fontes v. CareAdvantage, Inc. pending in Superior Court of New Jersey involves a claim by Alan Fontes, a former employee of the Company, for compensation under various legal theories. The Company believes that the complaint is without merit and is contesting the matter vigorously.

Note F—Loss Due to Termination of Horizon BCBSNJ Contract:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

In the first quarter of 2003, the Company incurred costs associated with the termination of certain operating leases under SFAS No. 146, including the lease for its office space in Iselin, NJ in connection with exiting its prior service business with Horizon BCBSNJ and another BCBS customer. The Company recorded a charge

CAREADVANTAGE, INC.

in the amount of approximately $2,639,000 relating to the operating leases during 2003. The charge is included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $428,000 was charged to such liability, offset by accretion expense of approximately $83,000 for the nine months ended September 30, 2004. As of September 30, 2004, the remaining liability is $1,605,000.

Note G—Concentration of Credit Risk

As of September 30, 2004, and December 31, 2003, four customers accounted for approximately 39%, 36%, 18% and 7% of accounts receivable and two customers accounted for approximately 11% each of accounts receivable respectively.

During the three and nine month periods ended September 30, 2004 three customers accounted for approximately 53%, 31%, and 12% of net revenues and four customers accounted 28%, 23%, 20% and 18% of net revenues respectively.

During the three and nine month periods ended September 30, 2003 three customers accounted for approximately 41%, 25%, and 21% of net revenues and four customers accounted 28%, 22%, 19% and 18% of net revenues respectively.

Note H-Subsequent Events

On September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ. The terms of the agreement include the Company to receive $500,000, the return of 53,394,820 common shares, representing 100% of Horizon BCBSNJ holdings and the resignation of both Horizon BCBSNJ designated board members. The $500,000 and common shares were received by the Company on October 1, 2004, the date the Company recorded the transaction. Based upon management’s analysis, the Company has ascribed a value of at least $262,000 to the shares received from Horizon BCBSNJ. The accounting treatment for this settlement transaction will result in an increase in cash of $500,000, the recording of treasury stock of $262,000 and the reduction of accounts receivable of $762,000. Based upon the above, the settlement transaction will result in no charge to the statement of operations. The settlement transaction will be recorded in the fourth quarter 2004.

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

CAREADVANTAGE, INC.

In June 2002, the Company received notification from Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) that the existing services arrangement between Horizon BCBSNJ and the Company was terminated, effective January 1, 2003. This contract with Horizon BCBSNJ accounted for approximately 82% of net revenues for the year ended December 31, 2002.

Significant shareholders of the Company as of September 30, 2004, included Horizon BCBSNJ (a 53.5% stockholder) and CW Ventures (a 37.7% stockholder). However, as of October 1, 2004, Horizon BCBSNJ surrendered all of its stock in the Company to the Company in connection with the Settlement Agreement between Horizon BCBSNJ and the Company (see discussion Part II, Section 1); and as of October 6, 2004, CW Ventures distributed its stock in the Company to its partners.

Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of net revenues for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2004, with those for the three and nine months ended September 30, 2003. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Revenues:

The Company’s total operating revenues for the three-month periods ended September 30, 2004 and September 30, 2003 were approximately $381,000 and $761,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amounts represent a decrease of approximately $380,000 for the three-month period ended September 30, 2004 from the corresponding period of the prior year. The decrease for the three months ended September 30, 2004 resulted from a decrease of approximately $338,000 due to the termination of consulting arrangements, a decrease of approximately $13,000 from current consulting business and a decrease of approximately $29,000 due to one time implementation fees of approximately $184,000 in 2003. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2004 and September 30, 2003 was approximately $405,000 and $543,000, respectively. This represents a decrease of approximately $138,000 for the three-month period ended September 30, 2004 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended September 30, 2004 was primarily due to decreased personnel costs of approximately $117,000, travel costs of approximately $13,000 and professional costs of approximately $8,000.

CAREADVANTAGE, INC.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2004 and September 30, 2003 were approximately $846,000 and $843,000, respectively. This represents an increase of approximately $3,000 for the three-month period ended September 30, 2004 over the corresponding period of the prior year. This increase for the three-month period ended September 30, 2004 is primarily due to increases in facility costs of approximately $65,000 resulting from applying partial rent payments to expense in 2004 and professional costs of approximately $52,000 due to increased legal fees (due primarily to the Company’s litigation with Horizon BCBSNJ), offset by decreases in personnel costs of approximately $47,000, information and communications costs of approximately $56,000, other general and administrative costs of approximately $4,000 and depreciation and amortization costs of approximately $7,000.

Interest income:

The Company’s total net interest (expense)/income for the three-month periods ended September 30, 2004 and September 30, 2003 was approximately $(28,000) and $8,000, respectively. This represents a decrease of approximately $36,000 in net interest income for the three-month period ended September 30, 2004 from the corresponding period of the prior year. The decrease in net interest income is largely due to a charge of approximately $33,000 for accretion expense (included in interest expense) associated with the building lease liability and a decrease of approximately $3,000 due to the decline of interest rates in 2004 and a decrease in the operating cash balance.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Revenues:

The Company’s total operating revenues for the nine-month periods ended September 30, 2004 and September 30, 2003 were approximately $1,902,000 and $2,909,000, respectively. This represents a decrease of approximately $1,007,000 for the nine-month period ended September 30, 2004 from the corresponding period of the prior year. The decrease for the nine months ended September 30, 2004 resulted from a decrease of approximately $1,633,000 due to the termination of consulting arrangements in 2003 and 2004 and a decrease of approximately $106,000 from current consulting business, offset by an increase of approximately $732,000 in new business relating to RPNavigator.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2004 and September 30, 2003 was approximately $1,389,000 and $1,838,000, respectively. This represents a decrease of approximately $449,000 for the nine-month period ended September 30, 2004 over the corresponding period of the prior year. The decrease in the cost of services for the nine-month period ended September 30, 2004 was primarily due to decreased personnel costs of approximately $312,000, professional costs of approximately $90,000 and travel costs of approximately $47,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2004 and September 30, 2003 were approximately $2,513,000 and $5,557,000, respectively. This represents a decrease of approximately $3,044,000 for the nine-month period ended September 30, 2004 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2004 is primarily due to a reserve for loss on sublease of office space of approximately $2,639,000 in 2003, decreased personnel costs of approximately $206,000, decreases in information and communications costs of approximately $161,000, professional costs of approximately $127,000, depreciation and amortization costs of approximately $7,000 and other general and administrative costs of approximately $24,000, offset by increased facility costs of approximately $91,000 and travel costs of approximately $29,000.

Interest income:

The Company’s total net interest (expense)/income for the nine-month periods ended September 30, 2004 and September 30, 2003 was approximately $(69,000) and $32,000, respectively. This represents a decrease of approximately $101,000 in net interest income for the nine-month period ended September 30, 2004 from

CAREADVANTAGE, INC.

the corresponding period of the prior year. The decrease in net interest income of approximately $101,000 is largely due a charge of approximately $83,000 for accretion expense (included in interest expense) associated with the building lease liability and a decrease of approximately $18,000 in interest income due to the decline of interest rates in 2004 and a decrease in the operating cash balance.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2004, the Company had working capital of approximately $1,022,000, stockholders equity of approximately $1,973,000 and an accumulated deficit since its inception of approximately $21,928,000. The Company’s operations have been significantly impacted by the events described below.

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

As of January 1, 2003, the Company had 29 employees, down from 191 employees six months earlier. As of September 30, 2004, the Company had 24 full time employees. In addition, the Company no longer needs 20,500 square feet of the 28,000 square feet of office space it currently has under lease in Iselin, New Jersey. During the first three quarters of 2003, the Company attempted to sublease this space and negotiated with the landlord to retake possession. Because of the market conditions for space of this type, the likely cost of subleasing or the landlord’s retaking was deemed by the Company to be excessive and would likely be required to be paid upon subleasing or the landlord’s retaking. Therefore, during the fourth quarter of 2003 the Company determined to continue to occupy such space and has ceased its efforts to sublease the space and its negotiations with the landlord to retake the space. During the third quarter of 2004, the Company has resumed its negotiations with the landlord regarding retaking such space. Moreover, the Company has terminated, renegotiated or is in the process of terminating or renegotiating a variety of information systems and communications agreements.

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

CAREADVANTAGE, INC.

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

On September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ resolving the lawsuit captioned CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, which had been pending in the Superior Court of New Jersey. Under the Settlement Agreement, on October 1, 2004, Horizon BCBSNJ paid the Company $500,000 and assigned and transferred to the Company all the right, title and interest in and to all 53,394,820 shares of common stock, par value $.001 per share, of the Company held by Horizon BCBSNJ. For more information regarding the Settlement Agreement, see Part II, Item 1.

Financial condition:

At September 30, 2004, the Company had cash of approximately $1,639,000 and working capital of approximately $1,022,000. At December 31, 2003, the Company had cash of approximately $4,238,000 and working capital of approximately $2,874,000.

Net cash used in operating activities amounted to approximately $2,478,000 for the nine-month period ended September 30, 2004. The use of cash in operations related principally to the Company’s nine-month loss of $2,072,000, a decrease in accrued expenses of approximately $668,000, an increase in other assets of approximately $39,000 offset by a decrease in accounts receivable of approximately $42,000, non-cash charges of approximately $340,000 and a decrease in deferred revenue of approximately $75,000.

Net cash used in investing activities amounted to approximately $121,000 for the nine-month period ended September 30, 2004 and is due to capital expenditures during the nine-month period.

There were no financing activities for the nine-month period ended September 30, 2004.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand, the $500,000 received as part of the Horizon BCBSNJ settlement (see Note H) and projected future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue and/or renegotiate the Company’s lease with the landlord to reduce operational expenses, it will not have sufficient funds to support its cash needs for the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its Management Services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to

CAREADVANTAGE, INC.

offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the condensed consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the Management Services business and currently plans to pursue those opportunities.

Recent Developments

On September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ resolving the lawsuit captioned CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, which had been pending in the Superior Court of New Jersey. Under the Settlement Agreement, on October 1, 2004, Horizon BCBSNJ paid the Company $500,000 and assigned and transferred to the Company all the right, title and interest in and to all 53,394,820 shares of common stock, par value $.001 per share, of the Company held by Horizon BCBSNJ. For more information regarding the Settlement Agreement, see Part II, Item 1.

Application of Critical Accounting Policies:

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2003 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended September 30, 2004.

Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments. The financial statements for the quarter ended September 30, 2004 also include a significant estimate relating to the liability recorded for the loss on the office space lease (see Note F).

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

CAREADVANTAGE, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ resolving CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, which had been pending in the Superior Court of New Jersey. Under the terms of the Settlement Agreement, Horizon BCBSNJ agreed to (i) pay the Company $500,000 within 5 days of the execution of the Settlement Agreement, and (ii) to assign and transfer to the Company all the right, title and interest in and to all 53,394,820 shares of common stock, par value $.001 per share, of the Company held by Horizon BCBSNJ within 5 days of the execution of the Settlement Agreement. Horizon BCBSNJ also agreed to procure the resignations of Patrick J. Geraghty and Christine L. Nelson, the two Horizon BCBSNJ-nominated members of the Company’s Board of Directors. On October 1, 2004, the Company received $500,000 and 53,394,820 shares of its common stock, par value $.001 per share, and the resignations of directors Patrick J. Geraghty and Christine L. Nelson.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of calendar year ended September 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See Exhibit Index.

CAREADVANTAGE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

November 15, 2004	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

CAREADVANTAGE, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

CAREADVANTAGE, INC.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

CAREADVANTAGE, INC.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10-KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10-KSB for the year ended September 30, 1998

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.34	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.35	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

CAREADVANTAGE, INC.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10-KSB for the year ended December 31, 1999.

10.41	Settlement Agreement Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.47	Settlement Agreement dated September 29, 2004 between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated September 29, 2004 and filed on October 1, 2004.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

CAREADVANTAGE, INC.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)