Form 10KSB
period 2004-12-31
CAREADVANTAGE INC
filed 2005-03-31
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-26168

CAREADVANTAGE, INC.

(Name of Business)

Delaware	52-1849794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485-C Route 1 South, Iselin, New Jersey	08830
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (732) 362-5000

Securities registered pursuant to Section 12 (b) of the Exchange Act of 1934: NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The Registrant’s revenues for its most recent fiscal year were $ 2,350,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2005 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $443,293.

The number of shares of common stock outstanding as of March 3, 2005 was 46,399,332.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE

INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

PART I

Item 1. Description of Business

Introduction and Background

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations and self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company’s management and consulting services have been provided to integrated health care delivery systems and other care management organizations.

CAI was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc. (“PMDX”), a publicly traded New York corporation. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., (“AHS”)), from PMDX. On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX. As a result, the Company commenced trading as a publicly traded company on that date.

Initially, CAI relied on PMDX to provide the bulk of its working capital. In addition to transferring all of its AHS stock to the Company, PMDX made a total of $9,700,059 in working capital advances to CAI (the last such advance being made in July 1995). Pursuant to a revised separation agreement between CAI and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with CAI’s separation from PMDX.

On February 22, 1996, the Company completed a series of transactions with CW Ventures II, L.P. (“CW Ventures”) and with Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross Blue Shield of New Jersey, Inc. (“Horizon BCBSNJ”). The transactions included the sale to CW Ventures of 3,903,201 shares of the Company’s common stock, par value $.001 per share (“Common Stock”) at a purchase price of $0.2562 per share (after adjustment for the “one (1) for six (6)” reverse stock split of the Company’s outstanding Common Stock as discussed below) for an aggregate of $1,000,000 and the issuance of an 8% Exchangeable Note in the original principal amount of $2,000,000, maturing on June 30, 1998 (the “CW Note”). By its terms, CW Ventures was required to exchange the CW Note on June 30, 1998 for shares of the Company’s Common Stock absent any events of default, as defined in the CW Note. The CW Note, which was collateralized by substantially all of the assets of the Company and its subsidiaries, was originally exchangeable into that number of shares of the Company’s Common Stock as would equal approximately 23 1/3% of the outstanding shares of the Company’s common stock on a fully diluted basis as of February 22, 1996. Accordingly, the 3,903,201 shares issued to CW Ventures, together with the shares issuable upon the exchange of the CW Note, would comprise 35% of the outstanding shares of the Company’s Common Stock on a fully diluted basis as of February 22, 1996 (such percentage was subsequently adjusted as discussed below). In addition, in connection with a $150,000 bridge financing by CW Ventures to the Company, the Company issued to CW Ventures for nominal consideration five-year warrants (the “CW Warrants”) to purchase 166,667 shares of the Company’s Common Stock at an exercise price equal to $0.96 per share (after an adjustment for the “one (1) for six (6)” reverse stock split of the Company’s outstanding Common Stock).

Concurrently with the February 22, 1996 closing of the transaction with CW Ventures, CAHS purchased all of the outstanding capital stock of CHCM from a wholly owned Horizon BCBSNJ subsidiary, Enterprise Holding Company, Inc. (“EHC”). Although this acquisition was consummated on February 22, 1996, results of operations of CHCM have been reflected in the Company’s financial statements since April 30, 1995 pursuant to an Interim Services Agreement between the Company and Horizon BCBSNJ (as amended from time to time, the “Services Agreement”) whereby the Company had effective control and responsibility of the day-to-day operations of CHCM pending a sale of CHCM to the Company. The CHCM stock was acquired in exchange for an 8% Exchangeable Note in the original principal amount of $3,600,000, maturing on June 30, 1998 by CAHS in favor of EHC, which was subsequently assigned to Horizon BCBSNJ (the “Horizon BCBSNJ Note”). The Horizon BCBSNJ Note was collateralized by substantially all of the assets of the Company and its subsidiaries. The Horizon BCBSNJ Note was originally exchangeable into that number of shares of the Company’s Common Stock as would equal approximately 40% of the outstanding shares on a fully diluted basis as of February 22, 1996. The transaction was accounted for as a purchase of CHCM for an amount originally approximating $3,427,000 (the face amount of the Horizon BCBSNJ Note less an original issue discount of approximately $173,000), plus assumed liabilities of approximately $360,000 and purchase costs of $64,000 and was subsequently adjusted. The excess of the purchase price over the fair value of CHCM’s tangible assets consisting of cash of approximately $848,000 and fixed assets, with a fair value of approximately $27,000, was allocated to the Services Agreement.

Since the Company did not have a sufficient number of authorized and unissued shares of Common Stock to permit the issuance of the required number of shares upon exchange of the CW Note and the Horizon BCBSNJ Note, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation in August 1996, which decreased the number of authorized shares of Common Stock to 90,000,000 shares, creating a new class of “blank check” preferred stock, $.10 par value, consisting of 10,000,000 shares and effected a “one (1) for six (6)” reverse stock split of the Company’s outstanding Common Stock. As a result, and pursuant to the terms of the Horizon BCBSNJ Note, the Horizon BCBSNJ Note was automatically exchanged on September 30, 1996 into 13,375,083 shares of Common Stock of the Company.

Pursuant to the terms of the CW Note and the Horizon BCBSNJ Note, because the Company failed to realize at least $15,000,000 in net revenues or specified earnings before taxes for its fiscal year ended October 31, 1996, the Company issued an aggregate of 50,156,559 additional shares of Common Stock to Horizon BCBSNJ and CW Ventures on February 27, 1997.

On August 16, 2001, pursuant to a Satisfaction of Debt Agreement dated November 1, 2000, among the Company, Horizon BCBSNJ and one of Horizon BCBSNJ’s subsidiaries, Horizon Healthcare of New Jersey, Inc., the Company issued 15,777,400 shares of its Common Stock in exchange for the cancellation of approximately $1.6 million owed by it.

In connection with the February 22, 1996 transactions, the Company, Horizon BCBSNJ and CW Ventures entered into an agreement (the “Stockholders Agreement”) pursuant to which the parties agreed that the Board shall consist of seven members, two of which are appointed by Horizon BCBSNJ, two of which are appointed by CW Ventures, two of which are appointed by the Company and one of which is independent. By its terms the Stockholders Agreement would terminate on the date of the later to occur of (i) each of Horizon BCBSNJ and CW Ventures owned less than five percent of the total issued and outstanding securities of the Company; (ii) the termination of the services agreement among BCBSNJ, the Company and its affiliates, and (iii) two years from the date of the agreement.

Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ and another Blue Cross Blue Shield organization, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, and as of December 31, 2002, to Horizon BCBSNJ on account of Horizon BCBSNJ’s termination of the Services Agreement as of that date. As a result, beginning January 1, 2003, the Company ceased offering these services to new customers, since it no longer maintained the employees and infrastructure necessary to support their delivery.

On October 1, 2004, as partial settlement of litigation between the Company and Horizon BCBSNJ, Horizon BCBSNJ transferred to the Company all of the Company’s common stock then held by it (i.e., 53,394,820 shares). On October 6, 2004, CW Ventures made a pro rata distribution of all of the 37,617,420 shares of common stock of the Company that it owned to the partners of CW Ventures. Because effective October 6, 2004, neither Horizon BCBSNJ nor CW Ventures owned any securities of the Company, the Stockholders Agreement terminated as of that date.

The Company’s executive offices are located at 485-C Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 362-5000.

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

The American health care market continues to evolve within the environmental emphases on consumer choice and confidentiality protections, and still battling the double challenge of accelerating costs and an aging population. Employer groups are still trying to find a balance, providing health insurance to employees in order to attract the highest quality human capital, while developing strategies to control escalating costs. In addition to the previous considerations, the latest emphasis is shifting towards the principle of data transparency on the part of insurers, HMOs and providers.

Data transparency has several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way. So crucial is this factor that all of the major forces within the business, labor and health care community have come together in an attempt to provide the elements of structure and process that are the underpinnings of data transparency. The Consumer-Purchaser Disclosure Project, underwritten by the Robert Wood Johnson Foundation has as its goal, “to provide all Americans with publicly reported health care performance information by January 1, 2007.” The “ shared vision [of this project] is that Americans will be able to select hospitals, physicians, and treatments based on nationally standardized measures for clinical quality, consumer experience, equity, and efficiency.”1

The above focus of the marketplace points to an increased emphasis on health care quality and cost-benefit. Tools that provide clear and defensible information that is based on best practice and express results based on the relative severity of disease of the underlying population provide full and accurate disclosure. The Gartner Group has stated, “Without severity adjusted data, no comparison can be made between entities within any stakeholder category (e.g. hospital vs. hospital or MCO vs. MCO) because all differences may be completely attributable to variations among the types and intensities of diseases underlying the data.” 2 Increasingly consumers, purchasers, insurers and providers will need tools that provide that severity-adjusted data in order to provide a clear and accurate picture of health care quality attributable to different health plans and groups.

Services and Products

The Company is a management consulting firm specializing in the improvement of health care delivery and quality while reducing unnecessary cost. The Company has a proven track record for detecting and reducing unnecessary utilization while optimizing program performance and quality of care. Program performance and quality of care are measured not only on the basis of reduced costs but also using the context of a population’s relative disease burden/severity and the rate at which the interventions of particular provider and programs have an impact on the rate of progression.

CareAdvantage clients include health plans, employer, hospital systems, providers and other purchaser groups. For the past ten years, the Company has worked with many leading health plans to develop effective, affordable and timely data-driven strategies that improve case, disease and utilization, as well as operations and network management. These strategies have helped CareAdvantage clients to more effectively:

•	Identify and quantify disease burden and associated risk for their entire population and sub-populations

•	Improve member care quality through the defensible evaluation of health care providers and facilities

•	Facilitate provider cooperation and collaboration based on case mix and severity-adjusted data

•	Forecast resource consumption based on disease burden

•	Optimize allocation of resource

1	www.healthcaredisclosure.org
2	The Gartner Report - The Gartner Group - 1999

Recently, the Company has also assisted health plan clients with respect to further validating the value that they bring to purchasers and have had a demonstrable impact on sales retention and attraction of new sales.

In addition, this expertise has been applied to help employer assess the efficiency and effectiveness of their present health care insurers, carrier and supporting vendors. CareAdvantage achieves this by empowering employers with the information, skills and guidance necessary to facilitate future purchasing decisions and optimize managerial and administrative practices.

In order to deliver these solutions, CareAdvantage utilizes experienced health plan executives and medical directors as well as a wide range of care management operations, clinical data analysis and information technology (IT) subject-matter experts. It is this vast array of experience that enables CareAdvantage to benefit clients with objective and quantifiable insight to develop the strategies and tactical initiatives that combine care management processes with a deep understanding of medical and health care insurance-related best practices.

Operations

The Company utilizes a multi-disciplinary team approach in providing its management and consulting services. The Company, through its employees and independent contractors, assesses care management operations, systems resources, integration and outcomes. Typically, assessment occurs on the client’s site, through interviews and data analysis. At the center of CareAdvantage’s data-driven analyses is RightPath® Navigator (RPNavigator), the next generation software solution and an element of the Company’s RightPath® Care Management product suite. RPNavigator categorizes and quantifies a population’s disease burden and provides a clear picture of the health status and severity associated with its clients’ member populations. RPNavigator’s underlying infrastructure incorporates a classification methodology from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member’s associated risks in intuitive ways. It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective.

RPNavigator utilizes this information to stratify its clients’ members, groups and providers through the use of a wide range of clinical and demographic descriptors to quantify their risk as well as evaluate the impact of key interventions and programs. These descriptors and the underlying logic increase the associated transparency of the resulting analyses and support the new direction of the industry. Among the benefits of this solution is the ability of CareAdvantage clients to:

•	Access meaningful information via an Internet-based portal

•	Track population and member-related changes in disease status and severity over time

•	Compare client sub-populations

•	Profile provider using case mix and severity-adjusted techniques

•	Select and prioritize members who would best benefit from care management interventions

•	Understand adverse selection associated with existing and/or newly-obtained business as well as understand the impact of a plan’s overall turnover in terms of stayers and leavers

•	Reduce the dependence on internal resources to develop and produce required reports to accomplish these tasks

There are several related efforts that result in additional sources of income for CareAdvantage, including:

•	Development of new standardized analyses on a client-specific basis to meet a particular need for that client

•	Undertaking of broader analytic consulting projects, using the methodology and logic within RPNavigator, on behalf of clients that need CareAdvantage’s expertise in analyzing and interpreting the data.

CareAdvantage also supports its clients through the provision of a wide range of consulting services to develop and implement the right solutions. These solutions provide the health care industry with strategies and tactical initiatives for effectively managing health care consumption, reducing costs and improving the quality and cost benefit of care.

For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) per member per month (PMPM); or (iii) on the basis of a combination of both fee-for-service and PMPM.

Customers and Marketing

The Company currently provides its services to Blue Cross Blue Shield (“BCBS”) organizations, Kaiser Permanente, employers and integrated health care delivery systems pursuant to one or a combination of the compensation arrangements described above.

The Company markets its services to the health insurance industry, health service organizations, hospitals, insurance carriers, employers and unions.

Competition

The Company faces intense competition in a highly fragmented market of managed care services firms. Several managed care service firms currently provide and aggressively market services, which are in some respects similar to the Company’s services. There are also a number of organizations developing a variety of approaches that are in competition with the Company’s products and services. Some of the Company’s competitors have substantially greater financial resources and employ substantially greater numbers of personnel.

The Company intends to compete by offering what it believes to be the most comprehensive approach in the marketplace to address the medical cost and quality of care issues. Further, it believes that its competitive position is enhanced by its ability to develop tailored programs for large clients.

Government Regulation

Health Care Regulation

Government regulation of health care cost containment services, such as those provided by the Company, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company is subject to extensive and frequently changing federal, state and local laws and regulations concerning company licensure, conduct of operations, acquisitions of businesses operating within its industry, the employment of physicians and other licensed professionals by business corporations and the reimbursement for services. Regulatory compliance could have an adverse effect on the Company’s present business and future growth by restricting or limiting the manner in which it can acquire businesses, market its services, and contract for services with other health care providers by limiting or denying licensure or by limiting its reimbursement for services provided.

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

The Company’s operations in a particular state are typically subject to certification by the appropriate state agency. The Company has received or has filed the necessary application for such certification where required. In addition, various state and federal laws regulate the relationships between providers of health care services and physicians and other clinicians, including employment or service contracts, investment relationships and referrals for certain designated health services. These laws include the fraud and abuse provisions of the Medicare or Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil or criminal penalties for individuals or entities including exclusion from participation in the Medicare and Medicaid programs. Several states have adopted similar laws that cover patients in private programs as well as government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they may limit the manner in which the Company can acquire businesses and market its services to, and contract for services with, other health care providers.

The Company’s management believes that its present operations are in compliance with all applicable laws and regulations and that it maintains sufficient comprehensive general liability and professional liability insurance coverage to mitigate claims to which the Company may be subject in the future. The Company is unable to predict what, if any, government regulations affecting its business may be enacted in the future or how existing or future regulations may be interpreted. To maintain future compliance, it may be necessary for the Company to modify its services, products, structure or marketing methods. This could increase the cost of compliance or otherwise adversely affect the Company’s operations, products, profitability or business prospects.

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

Employees

At December 31, 2004, the Company employed a total of 17 full-time employees. Of this total, 12 employees are engaged in servicing its clients. The 5 remaining employees include administrative support, finance, information systems and human resources personnel. None of the Company’s employees are party to any collective bargaining agreements.

Item 2. Description of Property

The Company’s executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. As a result of the Company’s ceasing to provide services to Horizon BCBSNJ, the Company no longer needs 20,500 square feet of this space. On January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005, that amends the original lease to provide for the conditional reduction in base rent and the conditional waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises. The expiration date of the Lease, March 31, 2011, remains unchanged by the Lease Amendment.

The Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

Item 3. Legal Proceedings

CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, commenced March 2002 and pending in the Superior Court of the State of Rhode Island, arises out of the defendants’ termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment (i) that the Company’s failure to attain Performance Goals under the Agreement was as a result of the defendants’ conduct, (ii) that defendants lacked cause to terminate the Agreement based on the Company’s failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to defendants’ hiring a physician formerly employed by the Company.

A claim commenced June 2004 by a former employee of the Company, for compensation under various legal theories is pending in Superior Court of New Jersey. The Company believes that the complaint is without merit and is contesting the matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information: Since the Company’s effective registration date of June 12, 1995, the Company’s Common Stock has traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol CADV. The following table shows the range of closing bid prices for each quarter of the Company’s two most recent calendar years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2004		2003
Quarter Ended	High	Low	High	Low
March 31,	$.03	$.02	$.02	$.01
June 30,	$.02	$.01	$.02	$.02
September 30,	$.01	$.01	$.03	$.03
December 31,	$.04	$.01	$.02	$.02

(b)	Holders: As of March 3, 2005 there were approximately 4,040 holders of record of the Company’s Common Stock. No shares of the Company’s preferred stock have been issued.

(c)	Dividends: During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on several factors, including the Company’s earnings and capital needs.

(d)	Equity Compensation Plans: For information regarding the Company’s equity compensation plans, please refer to the table captioned “Equity Compensation Plans” in Item 11 of this Form 10-KSB.

(e)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan (1)	Maximum Number of Shares Yet to Purchase
October 2004	53,394,820	(2)	n/a	0	0
November 2004	0		n/a	0	0
December 2004	0		n/a	0	0

(1)	The Company does not have any publicly announced plans or programs to repurchase shares.
(2)	On October 1, 2004, pursuant to a Settlement Agreement between the Company and Horizon BCBSNJ resolving CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, which was pending in the Superior Court of New Jersey, Horizon BCBSNJ transferred to the Company all right, title and interest in and to all 53,394,820 shares of common stock of the Company owned by Horizon BCBSNJ.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Statements in this Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management’s plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-KSB. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

The following discussion contains cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. In making these cautionary statements, we are not committed to addressing or updating each factor in future filings or communications regarding the our business or results, or addressing how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected or may affect our past, as well as current, forward-looking statements about future results.

Company Risk

We have had a history of losses. Although our Company was profitable for 2001 and 2002, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2004, we had working capital of approximately $1,609,000, stockholders’ equity of approximately $1,970,000 and an accumulated deficit of approximately $21,669,000.

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

Due to increased merger and acquisition activity, we may face stronger competition in the future. Our industry, as well as our customers’ industries (i.e., health insurers and HMOs) have experienced significant merger and acquisition activity. Merger and acquisition activity may create stronger competitors or result in decreased opportunities. Strong competition or competition that intensifies in any market will adversely affect our ability to retain or increase customers, or maintain or increase revenue growth, pricing flexibility, or control over medical cost trends and marketing expenses.

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

We could incur significant additional costs as a result of litigation based on the adverse medical consequences of our recommendations. Until December 31, 2002, we provided cost containment services for health care organizations. These services included:

•	utilization review, which is the review of the appropriateness of a particular medical event, such as a hospital admission, a particular medical procedure or an additional day of inpatient care;

•	case management services, which provide alternative plans for patient treatment and examine how the attending physician is managing the care of patients with chronic diseases on an ongoing basis;

•	outpatient care coordination, which allows patients to access services such as home health care, rehabilitation and infusion therapy services; and

•	disease management services, which provide patients with expert consensus on the most appropriate treatment alternatives for patients at different disease stages.

We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company’s exposure for these activities is substantially reduced as of December 31, 2004. Nonetheless, until the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

We depend on effective information systems to deliver products and services to customers. We depend on effective information systems and have linked our computer systems with our customers’ computer systems in order to conduct and deliver our products and services. Our information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards, and changing customer preferences. Our failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer disputes, regulatory problems and increases in administrative expenses.

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

Our RPNavigator tool is dependent upon third-party risk stratification software. The Company currently has a license from Minnesota Mining and Manufacturing Company (“3M”) to use 3M’s Clinical Risk Grouping Software™, which license expires in April 2007 and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance. In the event that 3M terminated its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases.

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

Because our common stock is traded in the over-the-counter market in “pink sheets” or the “OTC Bulletin Board,” our stock is illiquid. Our common stock is traded in the over-the-counter market in so-called “pink sheets” or, if available, the “OTC Bulletin Board.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose, of or to obtain accurate quotations as to the value, of our common stock. Because our common stock is subject to federal securities rules affecting “penny stock”, the market liquidity for our common stock is adversely affected.

Our common stock could become subject to additional sales practice requirements for low priced securities. Our common stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers that sell our shares of common stock to persons other than established customers and “accredited investors” or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses.

The rule:

•	requires a broker-dealer to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell any of our securities in the secondary market;

•	generally define a “penny stock” to be any non-NASDAQ equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions;

•	requires broker dealers to deliver, prior to a transaction in a “penny stock”, a risk disclosure document relating to the “penny stock” market.

Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, the rule requires that broker dealers deliver to customers monthly statements that disclose recent price information for the “penny stock” held in the account and information on the limited market in penny stocks.

Executive Overview

The Company and its direct and indirect subsidiaries, CAHS and CHCM are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company’s management and consulting services have been and continue to be provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

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

Significant shareholders of the Company during 2004 included Horizon BCBSNJ (a 53.5% stockholder) and CW Ventures (a 37.7% stockholder). However, on September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ, resolving the lawsuit captioned CareAdvantage, Inc. v. Horizon Blue Cross Blue Shield of New Jersey, which had been pending in the Superior Court of New Jersey. Under the Settlement Agreement, on October 1, 2004, Horizon BCBSNJ paid the Company $500,000 and assigned and transferred to the Company all the right, title and interest in and to all 53,394,820 shares of common stock, par value $.001 per share, of the Company held by Horizon BCBSNJ, and both Horizon BCBSNJ designated board members resigned from the board. The Company recorded the transaction on October 1, 2004. Additionally, as of October 6, 2004, CW Ventures distributed its stock in the Company to its partners.

On January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005, that amends the original lease to provide for the conditional reduction in base rent and the conditional waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises.

Results of Operations—12 Months Ended December 31, 2004 Compared to 12 Months Ended December 31, 2003

The following discussion compares the Company’s results of operations for the 12 months ended December 31, 2004, with those for the 12 months ended December 31, 2003. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contains detailed information that should be referred to in conjunction with the following discussion.

Total revenues for the years ended December 31, 2004 and 2003 were approximately $2,350,000 and $3,550,000, respectively. The decrease in revenues of approximately $1,200,000 was primarily attributable to decreased revenue of approximately $2,102,000 due to the termination of consulting arrangements in 2003 and 2004, offset by an increase of approximately $902,000 in new business relating to RPNavigator.

Cost of services:

Cost of services for the years ended December 31, 2004 and 2003 were approximately $1,806,000 and $2,376,000, respectively. The decrease in the cost of services of approximately $570,000 is largely due to decreases of approximately $392,000 in personnel costs, approximately $118,000 in professional and consulting costs and approximately $60,000 in travel costs.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2004 and 2003 were $2,949,000 compared to $5,897,000, respectively. The decrease in selling, general and administrative costs of approximately $2,948,000 is largely due to decreases of approximately $2,639,000 in reserve charge in 2003 on account of operating leases on January 1, 2003, the date the Company ceased using the majority of the facility, decreases in personnel costs of approximately $340,000, information and communication costs of approximately $207,000, professional costs of approximately $30,000 and other general and administrative costs of approximately $39,000, offset by increases of approximately $273,000 in facility costs and travel costs of approximately $28,000.

Depreciation and amortization:

Depreciation and amortization for the years ended December 31, 2004 aggregated $436,000 compared to $462,000 for the year ended December 31, 2003. The decrease in depreciation and amortization costs of approximately $26,000 is largely due to fully amortized assets and a reduction in capital purchases in 2004. Depreciation and amortization for the year ended December 31, 2004 includes amortization of intangible assets of approximately $96,000 and depreciation of property and equipment of approximately $340,000.

Gain on renegotiation-lease:

During the year ended December 31, 2004, the Company recognized a gain of $1,623,000 pursuant to renegotiation of the lease. The Company reversed the balance of remaining liability set up in 2002, since it is no longer required.

Loss on asset write-off:

During the year ended December 31, 2004, the Company wrote off certain leasehold improvements, furniture and fixture and equipment with a net book value of $501,000.

Interest (expense)/income:

Interest (expense)/income for the years ended December 31, 2004 and 2003 was ($91,000) and $39,000, respectively. The decrease in interest income of approximately $130,000 is largely due to the accretion of interest relating to the operating lease liability of $110,000 and a decrease of approximately $20,000 in interest income due to a decrease in operating cash and the decline of interest rates in 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements. During 2003 the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption resulted in a charge of $2,639,000 to operations in 2003.

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2004, the Company had cash of $1,488,000 and working capital of approximately $1,609,000. At December 31, 2003, the Company’s cash balance was $4,238,000 and working capital was approximately $2,874,000. The decrease in working capital of approximately $1,265,000 is largely due to decreased operating activities for the twelve months ended December 31, 2004. The Company’s operations have been significantly impacted by the events described below.

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

As of January 1, 2004, the Company had 25 employees, down from 191 employees eighteen months earlier. As of December 31, 2004, the Company had 17 full time employees. The Company has renegotiated the lease for office space in Iselin, New Jersey (see Item 2) and has terminated or renegotiated a variety of information systems and communications agreements.

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

Despite the significant loss of revenues from the Horizon BCBSNJ services agreement, the Company believes that the Management Services business has the potential to become profitable for the Company. The Company has reached agreements (one formal, the other informal) with two customers for significant contract expansions for Management Services: effective January 1, 2005, the Company extended its relationship with one of its customers by entering into a Services and License Agreement with Kaiser Foundation Health Plan of the Northwest (“Kaiser”) for the Company to provide Management Services to Kaiser and to license to Kaiser access to RPNavigator. Moreover, Management Services provided to Kaiser for the benefit of one of Kaiser’s clients, has resulted in a potential opportunity for the Company to provide Management Services to that portion of the client’s activities not serviced by Kaiser. Management believes that these opportunities will enhance business prospects, facilitate a more significant market penetration and improve revenues and profitability for the Company.

If the Company is unable to develop the Management Services business as planned, the Company may be required to seek additional capital financing. If the Company is not successful in obtaining additional capital, it may need to either restructure its business, sell its assets, or cease operations entirely. In each such case, the Company may be required to file for bankruptcy protection. The Company is cautiously optimistic, however, about opportunities in the Management Services business and currently plans to pursue those opportunities.

Financial Condition:

Net cash used in operating activities amounted to approximately $2,623,000 and $3,330,000 for the years ended December 31, 2004 and 2003, respectively. This decrease in cash used by operating activities is largely due to the 12-month loss of $1,813,000, a gain on the renegotiation of the lease of approximately $1,623,000, a decrease in accrued expenses of

$598,000, a decrease in accounts payable of approximately $158,000, a decrease in deferred revenue of approximately $75,000, offset by increases in accounts receivable of approximately $528,000, accretion of interest of approximately $110,000, other assets of approximately $69,000, a write-off of assets of approximately $501,000 and depreciation and amortization of approximately $436,000.

Net cash used by investing activities amounted to approximately $127,000 and $225,000 for the years ended December 31, 2004 and 2003, respectively. This decrease in cash used of approximately $98,000 is due to a decrease in capital purchases for the 12-month period ended December 31, 2004.

There was no cash used by or provided from financing activities for the year ended December 31, 2004.

In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs for the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its Management Services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the Management Services business and currently plans to pursue those opportunities.

Item 7. Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item appear under the caption “Index to Consolidated Financial Statements” and are included elsewhere herein.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods provided in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, who is also currently the acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2004, we carried out an evaluation under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect, these controls.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The Company’s directors, executive officers and control persons as of December 31, 2004 are as follows:

Name	Age	Positions with the Company
David G. Noone (1, 2)	51	Chairman of the Board of Directors

Dennis J. Mouras	48	Chief Executive Officer, President and Director

David J. McDonnell (1,2)	62	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.

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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2004:

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

David J. McDonnell has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd., a behavioral managed care company, where he served as that company’s Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.’s Board of Directors from 1991 to 1993. Mr. McDonnell currently serves as a member of the compensation committee of the Brown Schools.

Effective September 30, 2004, Barry Weinberg and Walter Channing, Jr. each resigned from the Company’s Board of Directors.

In connection with the Settlement Agreement between the Company and Horizon BCBSNJ, Patrick J. Geraghty and Christine L. Nelson each resigned from the Board of Directors of the Company and its affiliates effective October 1, 2004.

Audit Committee Financial Expert

The Company does not have a financial expert on its audit committee because the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2004, its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that (i) Mr. Mouras failed to file in a timely manner a grant of 500,000 stock options, a grant of 1,000,000, stock options and a grant of 3,000,000 stock options. These transactions were all reported on a Form 5 filed on January 10, 2005; and (ii) to the Company’s knowledge, Horizon BCBSNJ has not filed a Form 4 disclosing the assignment to the Company of all 53,394,820 shares of common stock, par value $.001 per share, of the Company held by it pursuant to the Settlement Agreement.

Code of Ethics

During fiscal years 2003 and 2004, the Company’s resources and operations were substantially curtailed. The Company currently has approximately 17 employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues. Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer. The Board of Directors and Management have unequivocally set the tone for integrity and credibility in all aspects of the Company’s operations. In view of the Company’s very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

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

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Annual Compensation						Long Term Compensation	All Other Compensation
		Salary		Bonus		Other Annual Compensation(2)		Securities Underlying Options/SARSs(#)
Dennis J. Mouras Chief Executive Officer & President	2004 2003 2002	$ $ $	285,000 285,000 285,000	$ $	-0- 86,436 50,000	$ $ $	29,762 29,630 31,496	3,000,000 -0- 1,500,000	$ $ $	6,000 6,000 5,250	(1) (1) (1)

(1)	Represents Company matching contributions to a 401(k) profit sharing/savings plan.
(2)	Other Annual Compensation includes taxable fringe benefits.

Compensation Plans

Stock Option Plan:

The Board of Directors initially adopted the Stock Option Plan (“Plan”) on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the Board of Directors approved amendments to the Plan to update the Plan and to increase the number of shares and certain other benefits available under the Plan. The stockholders approved the amendments to the Plan on July 7, 1999. Additionally, effective November 30, 2000, the Board of Directors and a majority of the stockholders acting by written consent, approved amendments to the Plan to increase the number of shares available under the Plan.

The Plan is administered by a Committee of the Board of Directors consisting of at least two members who are “outside directors” as defined in Section 162(m) of the Internal Revenue Code who are also “disinterested persons” as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee are eligible to receive options under the Plan.

Under the Plan, as amended, the Company has reserved an aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. Pursuant to the terms of the Plan, the Committee will select the persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company’s Common Stock that may be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable; (iv) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); (v) the duration of the option, which cannot exceed ten (10) years; and (vi) the terms and provisions of option agreements, which may differ among recipients, and which, unless the Committee otherwise determines, shall be substantially in the forms attached as exhibits to the Plan. Incentive stock options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. The Committee may issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

All options granted under the Plan are exercisable during the option grantee’s lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company’s employ. Unless the Committee otherwise provides, in the event an option grantee’s employment is terminated other than by death or disability, such person shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option’s expiration date. Unless the Committee otherwise provides, in the event of termination of employment due to death or disability of the option grantee, such person (or such person’s legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option’s expiration date. A grantee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

The Plan contains anti-dilution provisions which provide that, in the event of any change in the Company’s outstanding capital stock by reason of a stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Committee or the Board shall proportionately adjust the number of shares covered by each option granted and the exercise price per share. The Committee’s or Board’s determinations in these matters shall be conclusive.

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

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
Dennis J. Mouras	3,000,000	40%	$0.008	August 17, 2014

Mr. Mouras’ option is exercisable according to the following schedule: (a) options to purchase 1/3 of such shares shall become exercisable on August 17, 2005, and (b) options to purchase the remaining 2/3 of such shares shall become exercisable in 24 equal monthly amounts commencing on September 17, 2005 and on the 17th day of the following 23 months.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

Name	Number of Shares Underlying Unexercised Options at December 31, 2004 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable/Unexercisable(1)
Dennis J. Mouras	4,166,666/3,333,334	$0/$33,000

(1)	Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company’s Common Stock of $.011 on December 31, 2004.

Employment Agreements and Board Appointments

Mouras Employment Agreement

As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Mouras Employment Agreement”), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company’s Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, and (c) other benefits set forth therein. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment. On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination from the Company without cause.

Compensation of Directors

Generally

No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except disinterested directors who are not officers. Disinterested directors are paid $1,200 for each meeting of the Board of Directors they attend. Disinterested directors are also eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. As of December 31, 2004, Mr. McDonnell is the only director that has been granted any options pursuant to the Directors Stock Option Plan. Mr. McDonnell was awarded as of January 26, 1999, an option to purchase 300,000 shares of the Company’s Common Stock. The option may be exercised at $.08 per share, and became exercisable as follows: (a) 100,000 of such shares were immediately exercisable; (b) 66,666 of such shares became exercisable on January 26, 2000; and (c) the remaining 133,334 of such shares became exercisable in 24 equal monthly amounts commencing on February 26, 2000 and on the 26th day of the following 23 months. The market price of the Common Stock on January 26, 1999, the date the option was granted, was $.08 per share.

Directors Stock Option Plan

The Company adopted the Director Stock Option Plan (the “Director Plan”) on June 6, 1996, and amended it on July 24, 1996 and the stockholders approved the amended plan on August 23, 1996. Effective January 26, 1999, the Board of Directors approved amendments to the Director Plan to update the plan and to increase the number of shares and certain other benefits available under the Director Plan. The stockholders approved the amendments to the Director Plan on July 7, 1999.

Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors and will determine: (i) the number of shares of the Company’s Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company’s authorized number of shares of Common Stock (equal to 2,072,000 shares of Common Stock) is reserved for issuance.

All options granted under the Director Plan are exercisable during the option grantee’s lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee’s directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option’s expiration date. In the event of termination of an option grantee’s directorship due to death, such person’s legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option’s expiration date.

The Directors Stock Option Plan contains anti-dilution provisions which provide that in the event of any change in the Company’s outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 3, 2005 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by

Certain Stockholders and Management

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Ownership (2)
Principal Holders:

Credit Suisse Asset Management, LLC (3) (4)	7,536,204	16.2%

Management:
David J. McDonnell (5) (8)	300,000	*
David G. Noone (6) (8)	2,300,000	4.72%
Dennis J. Mouras (7) (8)	3,500,100	7.01%

All directors and executive officers as a Group (3 persons) (8)	6,100,100	11.96%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Beneficial ownership includes outstanding shares and shares subject to options exercisable within 60 days.
(2)	The percent beneficially owned by any person or group who held options exercisable within 60 days has been calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding.
(3)	The principal business address of Credit Suisse Asset Management, LLC, is 466 Lexington Avenue, New York, New York 10017.
(4)	Information based on Schedule 13G filed by Credit Suisse Asset Management, LLC on December 22, 2004, with the Securities and Exchange Commission (“SEC”).
(5)	The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.
(6)	The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.
(7)	The business address of Messrs. Mouras is 485-C Route 1 South, Iselin, New Jersey 08830.

(8)	300,000 of Mr. McDonnell’s shares of Common Stock, 800,000 of Mr. Noone’s shares of Common Stock, 3,500,100 of Mr. Mouras’ shares of Common Stock, and 4,600,100 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on March 3, 2005 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of, outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	16,122,141	$0.13	8,686,494
Equity compensation plans not approved by security holders	—	$—	—

Total	16,122,141	$0.13	8,686,494

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.34	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.35	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.41	Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc. incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.47	Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004.

10.48	Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.49	Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 *.

16.1	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 1996.

16.2	Letter regarding change in accountants, incorporated by reference to Exhibit 16 filed on the Company’s Form 8-K dated July 31, 2001.

16.3	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 2002.

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Accounting Firm*

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	filed herewith
**	furnished herewith

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by Eisner, LLP in 2003 and 2004:

Services Performed	2004	2003
Audit Fees (1)	57,000	57,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	12,500	10,000
All Other Fees (4)	12,500	12,500

Total Fees	82,000	79,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the financial statements included in the Company’s 10-Q and 10-K filings, and services that are normally provided in connections with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees for services performed by Eisner, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Tax fees are fees for professional services performed by Eisner, LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2003 and 2004.
(4)	All other fees include work performed by Eisner, LLP relating to 401k audit and benefit plan filings that does not meet the above category descriptions.

Pre-Approval of Audit and Non-Audit Services

The audit committee currently pre-approves all services provided by our independent auditors. All of the above fees for 2004 were pre-approved by the audit committee. No fees in 2004 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy. The pre-approval process was implemented in response to the new SEC rules, and therefore, the audit committee does not have records of what percentage of the above 2003 fees were pre-approved. However, all of the above services and fees for 2003 were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Eisner, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Eisner LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareAdvantage, Inc.
(Registrant)

Date: March 31, 2005	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2005	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: March 31, 2005	By:	/s/ David J. McDonnell
David J. McDonnell, Director

Date: March 31, 2005	By:	/s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL

STATEMENTS

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A [2] to the financial statements, the Company has experienced recurring net losses and cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters is also described in Note A [2]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner, LLP

New York, New York

February 16, 2005

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,488,000	$4,238,000
Restricted cash	100,000	100,000
Accounts receivable:
Stockholder	—	762,000
Other	147,000	175,000
Other current assets	163,000	231,000

Total current assets	1,898,000	5,506,000

Property and equipment, at cost, less accumulated depreciation	226,000	938,000
Intangible assets, net of accumulated amortization	61,000	158,000
Other assets	74,000	75,000

Total Assets	$2,259,000	$6,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$—	$75,000
Accounts payable	62,000	219,000
Accrued compensation and related benefits	96,000	268,000
Accrued expenses and other current liabilities	131,000	2,070,000

Total current liabilities	289,000	2,632,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000 shares; issued 99,794,152 shares and outstanding 46,399,332 and 99,794,152 shares	100,000	100,000
Additional paid in capital	23,801,000	23,801,000
Accumulated deficit	(21,669,000)	(19,856,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)	—

Total stockholders’ equity	1,970,000	4,045,000

Total Liabilities and Stockholders’ Equity	$2,259,000	$6,677,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003
Net service revenue	$2,350,000	$3,550,000
Cost of services	1,806,000	2,376,000

Gross profit	544,000	1,174,000

Operating cost and expenses:
Selling, general and administrative	2,949,000	5,897,000
Depreciation and amortization	436,000	462,000
Gain on renegotiation - lease	(1,623,000)	—
Loss on asset write off	501,000	—

Total operating cost and expenses	2,263,000	6,359,000

Operating (loss)	(1,719,000)	(5,185,000)

Interest (expense)/income, net	(91,000)	39,000

(Loss) before provision for income taxes	(1,810,000)	(5,146,000)

Provision for income taxes	3,000	12,000

Net (loss)	$(1,813,000)	$(5,158,000)

Net (loss) per share of common stock -

Basic and diluted	$(.02)	$(.05)

Weighted average number of common shares outstanding -

Basic and diluted	86,043,000	99,794,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholder’s Equity
Balance as of January 1, 2003	99,794,152	$100,000	$23,801,000	$(14,698,000)			$9,203,000

Net loss for the year ended December 31, 2003				(5,158,000)			(5,158,000)

Balance as of December 31, 2003	99,794,152	100,000	23,801,000	(19,856,000)			4,045,000
Treasury Stock surrender – Horizon BCBSNJ					(53,394,820)	(262,000)	(262,000)
Net loss for the year ended December 31, 2004				(1,813,000)			(1,813,000)

Balance as of December 31, 2004	99,794,152	$100,000	$23,801,000	$(21,669,000)	(53,394,820)	$(262,000)	$1,970,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003
Cash flows from operating activities:
Net loss	$(1,813,000)	$(5,158,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,000	462,000

Accreted interest – lease	110,000	—
Gain on renegotiation of lease	(1,623,000)	—
Loss on Asset write off	501,000	—
Deferred revenue	(75,000)	75,000
Changes in:
Accounts receivable stockholder	500,000	769,000
Accounts receivable other	28,000	266,000
Other assets	69,000	(1,000)
Accounts payable	(158,000)	105,000
Accrued expenses and other current liabilities	(598,000)	152,000

Net cash used in operating activities	(2,623,000)	(3,330,000)

Cash flows from investing activity:
Capital expenditures	(127,000)	(225,000)

Net cash used in investing activity	(127,000)	(225,000)

Net decrease in cash and cash equivalents	(2,750,000)	(3,555,000)
Cash and cash equivalents - beginning of year	4,238,000	7,793,000

Cash and cash equivalents - end of year	$1,488,000	$4,238,000

Supplemental disclosures of cash flow information:

Income taxes paid	$3,000	$202,000

Supplemental disclosures of non-cash items – financing activities:

Common shares received in settlement (see Note [E])	$262,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1]	Business:

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

Prior to January 1, 2003, the Company provided, principally to Horizon Blue Cross and Blue Shield of New Jersey (“Horizon BCBSNJ”) and another Blue Cross Blue Shield organization, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization and as of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ and the other Blue Cross Blue Shield organization accounted for 82% and 4%, respectively, of net revenues for the year ended December 31, 2002.

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

[2]	Basis of presentation:

For the years ended December 31, 2004 and 2003, the Company has incurred net losses of ($1,813,000) and ($5,158,000), respectively. The Company has an accumulated deficit of ($21,669,000) as of December 31, 2004.

In light of the termination of the services agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and estimated future cash flows from operations will support the Company’s anticipated cash needs through December 31, 2005. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs through December 31, 2005. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to sustain expenditures, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS’s wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

CAREADVANTAGE, INC. AND SUBSIDIARIES

[2]	Revenue recognition:

For its services, the Company seeks to be compensated either (i) on a fee-for-service basis; (ii) per member per month (PMPM); or (iii) on the basis of a combination of both fee-for-service and PMPM. Accordingly, the Company has adopted the following accounting policies for revenue recognition under each contract category:

(a)	Revenue under the fee-for-service arrangements is recognized on a pro-rata basis as the services are provided and the related costs of services are incurred.

(b)	Revenue under the PMPM method is recognized as the services are provided when such amounts can reasonably be determined.

(c)	Revenue under the combination fee-for-service/PMPM arrangements is recognized as follows: the fee-for-service revenue is recognized as the services are provided and the related cost of services are incurred and the revenue based on PMPM is recognized as the services are provided when performance is completed and such amounts can reasonably be determined.

[3]	Depreciation and amortization:

Depreciation is computed by the straight-line method and over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life method, whichever is shorter. Depreciation expense amounted to $340,000 and $334,000 for the years ended December 31, 2004 and 2003, respectively.

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $96,000 and $128,000 for the years ended December 31, 2004 and 2003, respectively.

[4]	Per share data:

Basic and diluted net (loss)/income per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive, are as follows:

	December 31,
	2004	2003
Options	16,122,000	10,046,000

Total Potential Dilutive shares	16,122,000	10,046,000

[5]	Concentration of credit risk:

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

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]	Fair value of financial instruments:

The fair value of financial instruments approximates their carrying amount due to the short-term nature of such instruments.

[8]	Major customers:

Two customers, BCBS organizations, accounted for approximately 31% and approximately 24% of net revenues for the year ended December 31, 2004. Another major customer, Kaiser Permanente, accounted for approximately 21% of net revenues for the year ended December 31, 2004. Two customers each accounted for approximately 23% (Geisinger Health Systems and Welborn Health Plan) of net revenues for the year ended December 31, 2003 and approximately 20% of net revenues for the year ended December 31, 2003 were from each of two BCBS organizations.

[9]	Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”,. The Company’s stock option plans are described in Note E. The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to all employee awards.

	Year Ended December 31,
	2004	2003
Reported net (loss)	(1,813,000)	(5,158,000)
Stock-based employee compensation determined under the fair value based method, net of tax effects	(10,000)	(15,000)

Pro forma net loss	(1,823,000)	(5,173,000)

Basic and diluted loss per share:
As reported	(.02)	(.05)
Pro forma	(.02)	(.05)

The weighted average fair value of options granted in 2004 and 2003 was approximately $.01 and $.10, respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:

	December 31,
	2004	2003
Dividend yield	0	0
Volatility	185%	121%
Risk free interest rate	3.01-3.39%	2.41-3.28%
Expected life in years	5	5

[10]	Recently issued accounting standards:

Share Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for public entities that file as small business issuers with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, the

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of FAS 123R and has not yet determined the impact of FAS 123R on compensation policies or plans, if any.

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following:

	December 31,
	2004	2003
Trademark	$3,000	$3,000
Software development cost	296,000	860,000

	299,000	863,000

Less accumulated amortization	(238,000)	(705,000)

	$61,000	$158,000

During 2003, the Company wrote off fully amortized service and license agreements related to Horizon BCSNJ.

[1]	Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]	Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release. Development costs related to software development are expensed as incurred.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2004	2003
Computer equipment	$404,000	$2,878,000
Furniture and fixtures	1,000	499,000
Office machines and telephone equipment	47,000	661,000
Leasehold improvements	2,000	1,248,000

	454,000	5,286,000
Less accumulated depreciation and amortization	(228,000)	(4,348,000)

	$226,000	$938,000

For the year ended December 31, 2004, the Company wrote off certain property and equipment carrying a net book value of $501,000 in connection with the renegotiation of the lease. (see Note H)

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE E - STOCKHOLDERS’ EQUITY

[1]	Preferred stock:

The preferred stock is issuable in such series and with such designations, preferences, conversion rights, cumulative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Company. As such, the Board of Directors of the Company is entitled to authorize the creation and issuance of 10,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the Board’s sole discretion, with no further authorization by stockholders required for the creation and issuance thereof.

[2]	Stock option plans:

The Stock Option Plan (the “Plan”) is administered by a Committee of the Board of Directors consisting of at least two members who are “outside directors” as defined in Section 162(m) of the Internal Revenue Code who are also “disinterested persons” as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee are eligible to receive options under the Plan.

Under the Plan, as amended, the Company has reserved an initial aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. The amount reserved as of December 31, 2004 is 24,748,081 shares of Common Stock.

Pursuant to the terms of the Plan, the Committee will select the persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company’s Common Stock that may be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable; (iv) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); (v) the duration of the option, which cannot exceed ten (10) years. Incentive stock options may only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options may be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee may select. The Committee may issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

All options granted under the Plan are exercisable during the option grantee’s lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company’s employ. Unless the Committee otherwise provides, in the event an option grantee’s employment is terminated other than by death or disability, such person shall have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option’s expiration date. Unless the Committee otherwise provides, in the event of termination of employment due to death or disability of the option grantee, such person (or such person’s legal representative) shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option’s expiration date. An optionee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

The Plan contains anti-dilution provisions which provide that, in the event of any change in the Company’s outstanding capital stock by reason of a stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Committee or the Board shall proportionately adjust the number of shares covered by each option granted and the exercise price per share. The Committee or Board’s determinations in these matters shall be conclusive.

The Board of Directors has the authority to terminate the Plan as well as to make changes in and additions to the Plan. The Plan will terminate on June 6, 2006, unless previously terminated by the Board. However, unless approved by the

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE E - STOCKHOLDERS’ EQUITY (CONTINUED)

stockholders of the Company, the Board may not change the aggregate number of shares subject to the Plan, materially modify the requirements of eligibility to such Plan or materially increase the benefits accruing to participants under such Plan.

Pursuant to the terms of the Director Stock Option Plan (the “Director Plan”), the Board of Directors may grant non-qualified stock options to non-employee directors and will determine: (i) the number of shares of the Company’s common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company’s authorized number of shares of common stock (equal to 2,072,000 shares of common stock) is reserved for issuance.

All options granted under the Director Plan are exercisable during the option grantee’s lifetime only by the option grantee (or his or her legal representative). In the event of termination of an option grantee’s directorship, such person shall have three months from such date to exercise such option to the extent the option was exercisable as at the date of termination, but in no event subsequent to the option’s expiration date. In the event of termination of an option grantee’s directorship due to death, such person’s legal representative shall have 12 months from such date to exercise such option to the extent the option was exercisable at the date of death, but in no event subsequent to the option’s expiration date.

The Director Plan contains anti-dilution provisions which provide that in the event of any change in the Company’s outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

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

The total reserved shares for both plans are 26,820,081 shares of Common Stock.

The following is a summary of stock option activity during the years ended December 31:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,046,000	$.22	13,950,000	$.28
Granted	7,489,000	.02	715,000	.03
Exercised	—	—	—	—
Expired/Forfeited	(1,413,000)	.11	(4,619,000)	.13

Outstanding at end of year	16,122,000	.13	10,046,000	.22

Exercisable at end of year	7,933,000	.25	8,129,000	.25

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE E	- STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.008 to $.025	8,578,000	9.20	0.01	750,000	0.03
$.060 to $.080	2,063,000	6.26	0.07	1,785,000	0.07
$.110 to $.140	4,029,000	6.26	0.12	3,946,000	0.12
$.160 to $.300	891,000	5.15	0.24	891,000	0.24
$.310 to $.450	25,000	6.25	0.40	25,000	0.40
$0.78	125,000	3.60	0.78	125,000	0.78
$1.32	82,000	2.70	1.32	82,000	1.32
$2.82	329,000	2.70	2.82	329,000	2.82

	16,122,000		$0.13	7,933,000	$0.26

[3]	Settlement with Horizon BCBSNJ:

On September 29, 2004, the Company entered into a Settlement Agreement with Horizon BCBSNJ. Under the terms of the agreement the Company received $500,000, the return of 53,394,820 common shares, representing 100% of Horizon BCBSNJ holdings and the resignation of both Horizon BCBSNJ designated board members. The cash and common shares were received by the Company on October 1, 2004. The Company ascribed a value of $262,000, representing the estimated fair value of the common stock, to the shares received from Horizon BCBSNJ. The return of the shares of common stock is recorded as treasury stock. The Company applied the cash and the value of the shares of common stock to the receivable balance of $762,000 due from Horizon BCBSNJ. The Company did not recognize any gain or loss in this related party transaction.

NOTE F - INCOME TAX

Under the asset and liability method used by the Company as outlined in SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2004	2003
Noncurrent portion of deferred tax assets/(liabilities):
Net operating loss carryforwards	6,278,000	5,871,000
Allowance for doubtful accounts
Tax/ book basis of fixed assets	271,000	76,000
Intangibles	774,000	672,000
Alternative minimum tax credit	55,000	55,000

Deferred tax assets	7,378,000	6,674,000
Valuation allowance	(7,378,000)	(6,674,000)

	$0	$0

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE F - INCOME TAX (CONTINUED)

The Company’s deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $16,097,000 at December 31, 2004, expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company’s deferred tax asset increased approximately $704,000 and $2,322,000 for the years ended December 31, 2004 and 2003, respectively. The Company incurred state income tax of approximately $3,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. The Company has adjusted deferred tax assets for 2003 to conform to its tax returns as filed.

The difference between the federal statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2003
Income taxes at federal statutory rate	$(615,000)	$(1,754,000)
Permanent differences	2,000	9,000
Change in valuation allowance	704,000	1,733,000
State taxes, net of federal benefit	(92,000)	8,000
Other	4,000	16,000

	$3,000	$12,000

NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Contingencies:

A claim commenced June 2004 by a former employee of the Company, for compensation under various legal theories is pending in Superior Court of New Jersey. The Company believes that the complaint is without merit and is contesting the matter vigorously.

[2]	Professional liability:

In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE G - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

described claims. The Company’s exposure in this regard is substantially reduced since it ceased providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have expired, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

[3]	Operating leases:

The Company has a lease for office space expiring in March 2011, which as discussed in Note H was amended on January 10, 2005. Minimum annual lease payments for office space and equipment for each of the next five years ending December 31 and thereafter are as follows:

Year Ending	Office Space
2005	$350,000
2006	350,000
2007	450,000
2008	550,000
2009	650,000
Thereafter	938,000

$3,288,000

Rent expense for the years ended December 31, 2004 and 2003 was $258,000 and $8,000, respectively.

[4]	Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees’ compensation. Company contributions are fully vested immediately.

The Company’s matching contribution was $64,000 and $68,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE H – ADJUSTMENT TO ESTIMATED OPERATING LEASE LIABILITY AND WRITE DOWN OF LEASEHOLD IMPROVEMENTS:

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

The Company adopted SFAS No. 146, and accordingly recognized certain costs in exiting the following activities in 2003. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s certain health care containment services, including utilization review, case management, and disease management and independent reviews. As a result, the Company ceased offering these services as of January 1, 2003.

For the year ended December 31, 2002, the Company incurred certain costs in exiting this activity, which included employee termination costs of approximately $1,128,000 and the write down of intangible assets related to the Horizon BCBSNJ service agreement of approximately $468,000.

In 2003, the Company incurred costs associated with the termination of certain operating leases, including the lease for its office space in Iselin, NJ in connection with exiting its prior service business with Horizon BCBSNJ and another BCBS customer under SFAS No. 146. The Company recorded a charge in the amount of approximately $2,639,000 relating to the

CAREADVANTAGE, INC. AND SUBSIDIARIES

NOTE H – ADJUSTMENT TO ESTIMATED OPERATING LEASE LIABILITY AND WRITE DOWN OF LEASEHOLD IMPROVEMENTS (CONTINUED):

operating leases during 2003. The charge was included in selling, general and administrative expenses on the accompanying statement of operations. Rent in the amount of approximately $689,000 was charged to such liability for the twelve months ended December 31, 2003. As of December 31, 2003, the remaining liability was $1,950,000.

During 2004, the Company continued its negotiation with the landlord and on January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005 to provide for the conditional reduction in base rent and the conditional waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the Lease, March 31, 2011, remains unchanged by the Lease Amendment.

Under the Lease Amendment, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease. In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be required to pay the landlord immediately additional rent for the difference in the base rent, and additional rent for all escalations provided in the Lease Amendment and the original lease.

For the year ended December 31, 2004, the Company accreted interest of $110,000, which is recognized as an increase in the carrying amount of the liability and as an expense. During 2004, the Company continued to pay the landlord the rent under the lease. The Company recorded a rent expense of approximately $258,000 representing rent for space being used as contemplated. The balance of rent payment of $437,000 was applied against the liability. In accordance with SFAS No. 146 the cumulative effect of a change from the revisions of the lease is recognized as an adjustment to the liability and is reported as gain of $1,623,000.

Further in connection with the amended lease, the Company wrote off certain leasehold improvements, furniture and fixtures and equipment with a net book value of $501,000 and is included as loss on assets write-off in the accompanying consolidated statements of operations.

NOTE I – STAND BY LETTER OF CREDIT

During 2001, the Company obtained an irrevocable letter of credit in the amount of $92,793 in favor of the landlord for the Company’s obligation under its real estate lease. This letter is due to expire as of March 31, 2005 and will not be renewed.

EXHIBIT INDEX

ExhibitNo.	Description of Exhibit
2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.36	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.37	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.41	Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.47	Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004.

10.48	Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.49	Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

16.1	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 1996.

16.2	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated July 31, 2001.

16.3	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 2002.

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	filed herewith
**	furnished herewith