Form 10QSB
period 2005-03-31
CAREADVANTAGE INC
filed 2005-05-13
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

46,399,332

Number of shares of Common Stock outstanding as of April 26, 2005

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

CareAdvantage, Inc. and Subsidiaries

Form 10-QSB

For the three months ended March 31, 2005

I N D E X

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$911,000	$1,488,000
Restricted cash	—	100,000
Accounts receivable for services:
Other	308,000	147,000
Other current assets	70,000	163,000

Total current assets	1,289,000	1,898,000

Property and equipment, at cost less accumulated depreciation	207,000	226,000
Intangible assets, net of accumulated depreciation	39,000	61,000
Other assets	167,000	74,000

Total Assets	$1,702,000	$2,259,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$24,000	$62,000
Accrued compensation and related benefits	51,000	96,000
Accrued expenses and other current liabilities	135,000	131,000

Total current liabilities	210,000	289,000

Long term liabilities:

Deferred rent	44.000	—

Total long term liabilities	44,000	—

Total Liabilities	$254,000	$289,000

Stockholders’ equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 99,794,152 shares and outstanding 46,399,332 shares	100,000	100,000
Additional capital	23,801,000	23,801,000
Accumulated deficit	(22,191,000)	(21,669,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders’ Equity	1,448,000	1,970,000

Total Liabilities and Stockholders’ Equity	$1,702,000	$2,259,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net service revenue	$558,000	$790,000
Costs of services	311,000	570,000

Gross profit	247,000	220,000
Operating cost and expenses:
Selling, general and administration	771,000	836,000

Operating (loss)	(524,000)	(616,000)
Interest income	5,000	5,000
Provision for income taxes	3,000	1,000

Net (loss)	(522,000)	(612,000)

Net (loss) per share of common stock-	$(.01)	$(.01)

Weighted average number of common shares outstanding –
Basic and diluted	46,400,000	99,795,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:

Net (loss)	$(522,000)	$(612,000)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	55,000	122,000
Deferred revenue	—	(75,000)

Change in assets and liabilities:
Accounts receivable other	(161,000)	(151,000)
Other assets	—	119,000
Accounts payable	(38,000)	(169,000)
Deferred rent	44,000	—
Accrued expenses and other liabilities	(42,000)	(232,000)

Net cash used in operating activities	(664,000)	(998,000)

Cash flows from investing activity:
Capital expenditures	(13,000)	(93,000)

Cash flows from financing activity:
Transfer from restricted cash	100,000	—

Net decrease in cash	(577,000)	(1,091,000)

Cash and cash equivalents - beginning of period	1,488,000	4,238,000

Cash and cash equivalents - end of period	$911,000	$3,147,000

See Notes to Unaudited Condensed Consolidated Financial Statements

Note A—Basis of presentation:

[1]	Business:

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

As part of offering its management and consulting services, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms.

[2]	Basis of presentation:

The condensed consolidated financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 have been prepared by CareAdvantage, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily indicative of operating results to be expected for the full year. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

In light of the termination of the services agreement (“Services Agreement”) with Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”), the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and estimated future cash flows from operations will support the Company’s anticipated cash needs through December 31, 2005. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs through December 31, 2005. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management services business, obtaining additional financing or curtailing operational costs to the point that net revenues are sufficient to sustain expenditures, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note B—Per share data:

Basic and diluted net (loss) per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive are as follows:

	March 31,
	2005	2004
Options	15,586,000	10,470,000

Total Potential Dilutive shares	15,586,000	10,470,000

Note C—Stock-Based Compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The Company’s stock option plans are described in Note E in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to all employee awards.

	Three Months Ended March 31,
	2005	2004
Reported net (loss)	(522,000)	(612,000)
Stock-based employee compensation determined under the fair value based method, net of tax	5,000	9,000

Pro forma net (loss)	(527,000)	(621,000)
Basic and diluted (loss) per share:
As reported	(.01)	(.01)
Pro Forma	(.01)	(.01)

Note D—Contingencies:

A claim commenced June 2004 by a former employee of the Company, for compensation under various legal theories is pending in Superior Court of New Jersey. The Company believes that the complaint is without merit and is contesting the matter vigorously.

Note E—Concentration of Credit Risk

As of March 31, 2005 and December 31, 2004, three customers accounted for approximately 59%, 26% and 15% of accounts receivable and two customers accounted for approximately 54% and 46% of accounts receivable respectively.

During the three month period ended March 31, 2005, three customers accounted for approximately 37%, 33%, and 30% of net revenues.

During the three month period ended March 31, 2004, four customers accounted for approximately 27%, 24%, 20% and 19% of net revenues.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management’s plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

The Company and its wholly owned subsidiaries, CAHS and CHCM are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company’s management and consulting services have been and continue to be provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2005 with those for the three months ended March 31, 2004. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Revenues:

The Company’s total operating revenues for the three-month periods ended March 31, 2005 and March 31, 2004 were approximately $558,000 and $790,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amounts represent a decrease of approximately $232,000 for the three-month period ended March 31, 2005 from the corresponding period of the prior year. The decrease for the three months ended March 31, 2005 resulted from a decrease of approximately $351,000 due to the termination of consulting arrangements, offset by an increase of approximately $119,000 from current consulting business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2005 and March 31, 2004 was approximately $311,000 and $570,000, respectively. This represents a decrease of approximately $259,000 for the three-month period ended March 31, 2005 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended March 31, 2005 was primarily due to decreased personnel costs of approximately $220,000, travel costs of approximately $21,000 and professional costs of approximately $18,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2005 and March 31, 2004 were approximately $771,000 and $836,000, respectively. This represents a decrease of approximately $65,000 for the three-month period ended March 31, 2005 over the corresponding period of the prior year. This decrease for the three-month period ended March 31, 2005 is primarily due to decreases in personnel costs of approximately $71,000, professional costs of approximately $2,000, information and communications costs of approximately $5,000, travel costs of approximately $5,000, other general and administrative costs of approximately $22,000 and depreciation and amortization costs of approximately $67,000, offset by increases in facility costs of approximately $107,000 due to rent expense of approximately $131,000 in 2005.

Interest income:

The Company’s total net interest income for each of the three-month periods ended March 31, 2005 and March 31, 2004 was approximately $5,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2005, the Company had working capital of approximately $1,079,000, stockholders equity of approximately $1,448,000 and an accumulated deficit since its inception of approximately $22,191,000. The Company’s operations have been significantly impacted by the events described below.

As stated above, Horizon BCBSNJ terminated the Services Agreement with the Company, effective January 1, 2003. The Company recognized approximately $19 million in revenues in 2002 and $14 million in 2001 from Horizon BCBSNJ due to the Services Agreement. The termination of this Services Agreement had a significant impact on the Company’s business.

As a result of the termination of the Services Agreement with Horizon BCBSNJ, the Company has significantly reduced the scope of its operations.

As of January 1, 2004, the Company had 25 employees, down from 191 employees eighteen months earlier. As of March 31, 2005, the Company had 18 full time employees. The Company has renegotiated the lease for office space in Iselin, New Jersey as of January 1, 2005 and has terminated or renegotiated a variety of information systems and communications agreements.

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

Financial condition:

At March 31, 2005, the Company had cash of approximately $911,000 and working capital of approximately $1,079,000. At December 31, 2004, the Company had cash of approximately $1,488,000 and working capital of approximately $1,609,000.

Net cash used in operating activities amounted to approximately $664,000 for the three-month period ended March 31, 2005. The use of cash in operations related principally to the Company’s three-month loss of $522,000, a decrease in accounts receivable of approximately $161,000, a decrease in accounts payable of approximately $38,000, a decrease in accrued expenses of approximately $42,000, offset by an increase in deferred rent of approximately $44,000 and non-cash charges of approximately $55,000.

Net cash used in investing activities amounted to approximately $13,000 for the three-month period ended March 31, 2005 and is due to capital expenditures during the three-month period.

Net cash provided from financing activities for the three-month period ended March 31, 2005 was $100,000 relating to the transfer of restricted cash.

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

Application of Critical Accounting Policies:

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended March 31, 2005.

ITEM 3. Controls and Procedures

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended March 31, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

(a)    Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

May 13, 2005	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10KSB for the year ended September 30, 1998..

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.34	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.35	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.41	Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.47	Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004.

10.48	Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.49	Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-KSB for the year ended December 31, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

16.1	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 1996.

16.2	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated July 31, 2001.

16.3	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 2002.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	filed herewith
**	furnished herewith