Form 10QSB
period 2005-06-30
CAREADVANTAGE INC
filed 2005-08-12
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒            No  ☐

46,399,332

Number of shares of Common Stock outstanding as of July 21, 2005

Transitional Small Business Disclosure Format

Yes  ☐            No  ☒

CareAdvantage, Inc. and Subsidiaries

Form 10-QSB

For the six months ended June 30, 2005

I N D E X

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 Unaudited	December 31, 2004 Audited
ASSETS
Current assets:
Cash and cash equivalents	$547,000	$1,488,000
Restricted cash	—	100,000
Accounts receivable for services	273,000	147,000
Other current assets	160,000	163,000

Total current assets	980,000	1,898,000

Property and equipment, at cost less accumulated depreciation	188,000	226,000
Intangible assets	17,000	61,000
Other assets	167,000	74,000

Total Assets	$1,352,000	$2,259,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$68,000	$62,000
Accrued compensation and related benefits	82,000	96,000
Accrued expenses and other current liabilities	119,000	131,000

Total current liabilities	269,000	289,000

Long term liabilities:
Deferred rent	88,000	—

Total long term liabilities	88,000	—

Total Liabilities	$357,000	$289,000

Stockholders’ equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 99,794,152 shares and outstanding 46,399,332 shares	100,000	100,000
Additional capital	23,887,000	23,801,000
Deferred compensation cost	(49,000)	—
Accumulated deficit	(22,681,000)	(21,669,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders’ Equity	995,000	1,970,000

Total Liabilities and Stockholders’ Equity	$1,352,000	$2,259,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
License fees and service revenue	$634,000	$731,000	$1,192,000	$1,521,000
Costs of services	363,000	413,000	674,000	984,000

Gross profit	271,000	318,000	518,000	537,000

Operating cost and expenses:

Selling, general and administration	764,000	881,000	1,535,000	1,717,000

Operating (loss)	(493,000)	(563,000)	(1,017,000)	(1,180,000)

Interest income	3,000	4,000	8,000	9,000

Provision for income taxes	—	—	3,000	1,000

Net (loss)	$(490,000)	$(559,000)	$(1,012,000)	$(1,172,000)

Net (loss) per share of common stock	$(.01)	$(.01)	$(.02)	$(.01)

Weighted average number of common shares outstanding –
Basic and diluted	46,400,000	99,795,000	46,400,000	99,795,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:

Net (loss)	$(1,012,000)	$(1,172,000)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization	109,000	236,000
Deferred revenue	—	(75,000)
Employee Stock options compensation cost	37,000

Change in assets and liabilities:

Accounts receivable	(126,000)	(342,000)
Other assets	(90,000)	133,000
Accounts payable	6,000	(142,000)
Deferred rent	88,000	—
Accrued expenses and other liabilities	(26,000)	(368,000)

Net cash used in operating activities	(1,014,000)	(1,730,000)

Cash flows from investing activity:

Capital expenditures	(27,000)	(107,000)

Cash flows from financing activity:
Transfer from restricted cash	100,000	—

Net decrease in cash	(941,000)	(1,837,000)

Cash and cash equivalents - beginning of period	1,488,000	4,238,000

Cash and cash equivalents - end of period	$547,000	$2,401,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

[2] Basis of presentation:

The condensed consolidated financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared by CareAdvantage, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2005 are not necessarily indicative of operating results to be expected for the full year. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

In light of the termination of the services agreement (“Services Agreement”) with Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”), the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and estimated future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash for the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management services business, obtaining additional financing or curtailing operational costs to the point that license fees and service revenues are sufficient to sustain expenditures, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note B—Per share data:

Basic and diluted net (loss) per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive are as follows:

	June 30,
	2005	2004
Options	19,775,000	9,831,000

Total Potential Dilutive shares	19,775,000	9,831,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net (loss)	(490,000)	(559,000)	(1,012,000)	(1,122,000)
Stock-based employee compensation included in reported net (loss)	37,000	—	37,000	—
Stock-based employee compensation determined under the fair value based method, net of tax	(42,000)	(28,000)	(47,000)	(37,000)

Pro forma net (loss)	(495,000)	(587,000)	(1,022,000)	(1,159,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.01)	(.02)	(.01)
Pro forma	(.01)	(.01)	(.02)	(.01)

On May 25, 2005, the Company re-priced 7,760,000 outstanding shares to employees to $.01. In accordance with APB Opinion No. 25, this resulted in the Company recording a stock compensation charge of approximately $37,000 for the quarter ended June 30, 2005.

Note D—Contingencies:

A claim commenced June 2004 by a former employee of the Company, for compensation under various legal theories is pending in Superior Court of New Jersey. The Company, which has filed a counterclaim seeking damages on account of that employee’s inducing another employee to quit his employment with the Company and which is seeking to amend its counterclaim to seek damages on account of the employee’s misappropriation and use of certain Company property, believes that the employee’s complaint is without merit and is contesting the matter vigorously.

Note E—Concentration of Credit Risk

As of June 30, 2005 and December 31, 2004, three customers accounted for approximately 58%, 26% and 16% of accounts receivable and two customers accounted for approximately 54% and 46% of accounts receivable respectively.

During the three and six month periods ended June 30, 2005, four customers accounted for approximately 25%, 23%, 22% and 15% of license fees and service revenues and four customers accounted 35%, 33%, 26% and 5% of license fee and service revenues respectively.

During the three and six month periods ended June 30, 2004, five customers accounted for approximately 26%, 23%, 22% and 15% of license fees and service revenues and four customers accounted 36%, 20%, 17% and 10% of license fees and service revenues respectively.

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

Prior to January 1, 2003, the Company provided, principally to Horizon BCBSNJ, certain health care cost containment services, including utilization review, case management and disease management and independent reviews. As of December 31, 2002, Horizon BCBSNJ ceased purchasing the Company’s services. As a result, beginning January 1, 2003, the Company ceased offering these services, since it no longer maintained the employees and infrastructure necessary to support their delivery. Horizon BCBSNJ accounted for 82% of service revenues for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2005, with those for the three and six months ended June 30, 2004. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Revenues:

The Company’s total license fees and service revenues for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $634,000 and $731,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenues amount represents a decrease of approximately $97,000 for the three-month period ended June 30, 2005 from the corresponding period of the prior year. The decrease for the three months ended June 30, 2005 resulted from a decrease of approximately $267,000 due to the termination of three consulting arrangements in 2004, offset by an increase of approximately $170,000 from the consulting business. The Company is currently focusing its revenue on providing services on the RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2005 and June 30, 2004 was approximately $363,000 and $413,000, respectively. This represents a decrease of approximately $50,000 for the three-month period ended June 30, 2005 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended June 30, 2005 was primarily due to decreased personnel costs of approximately $74,000 and travel costs of approximately $3,000, offset by an increase of approximately $27,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $764,000 and $881,000, respectively. This represents a decrease of approximately $117,000 for the three-month period ended June 30, 2005 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2005 is primarily due to decreases in personnel costs of approximately $7,000, information and communications costs of approximately $15,000, decreased professional costs of approximately $73,000, travel costs of approximately $22,000, interest expense of approximately $50,000 recorded in 2004 relating to the lease liability and a reduction in depreciation and amortization costs of approximately $61,000, offset by increases in facility costs of approximately $74,000, resulting from renegotation of lease amendment and an increase of approximately $37,000 relating to a stock compensation charge.

Interest income:

The Company’s total interest income for the three-month periods ended June 30, 2005 and June 30, 2004 was approximately $3,000 and $4,000, respectively. This represents a decrease of approximately $1,000 in interest income for the three-month period ended June 30, 2005 from the corresponding period of the prior year. The decrease in interest income of approximately $1,000 is largely due to the decrease in the operating cash balance.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Revenues:

The Company’s total license fees and service revenues for the six-month periods ended June 30, 2005 and June 30, 2004 were approximately $1,192,000 and $1,521,000, respectively. This represents a decrease of approximately $329,000 for the six-month period ended June 30, 2005 from the corresponding period of the prior year. The decrease for the six months ended June 30, 2005 resulted from a decrease of approximately $618,000 due to the termination of consulting arrangements in 2004, offset by an increase of approximately $289,000 from the consulting business.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2005 and June 30, 2004 was approximately $674,000 and $984,000, respectively. This represents a decrease of approximately $310,000 for the six-month period ended June 30, 2005 over the corresponding period of the prior year. The decrease in the cost of services for the six-month period ended June 30, 2005 was primarily due to decreased personnel costs of approximately $294,000, and travel costs of approximately $24,000, offset by an increase of approximately $8,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2005 and June 30, 2004 were approximately $1,535,000 and $1,717,000, respectively. This represents a decrease of approximately $183,000 for the six-month period ended June 30, 2005 over the corresponding period of the prior year. This decrease for the six-month period ended June 30, 2005 is primarily due to decreased personnel costs of approximately $78,000, decreases in information and communications costs of approximately $20,000, travel costs of approximately $27,000, professional costs of approximately $75,000, interest expense of approximately $50,000 recorded in 2004 relating to the lease liability and depreciation and amortization costs of approximately $128,000, offset by increases in other general and administrative costs of approximately $15,000, facility costs of approximately $181,000, largely due to renegotiation of the lease amendment.

Interest income:

The Company’s total interest income for the six-month periods ended June 30, 2005 and June 30, 2004 was approximately $8,000 and $9,000, respectively. This represents a decrease of approximately $1,000 in interest income for the six-month period ended June 30, 2005 from the corresponding period of the prior year. The decrease in interest income of approximately $1,000 is largely due to the decrease in the operating cash balance.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2005, the Company had working capital of approximately $711,000, stockholders equity of approximately $995,000 and an accumulated deficit of approximately $22,681,000. The Company’s operations have been significantly impacted by the events described below.

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

As of January 1, 2004, the Company had 25 employees, down from 191 employees eighteen months earlier. As of June 30, 2005, the Company had 18 full time employees. The Company has renegotiated the lease for office space in Iselin, New Jersey as of January 1, 2005 and has terminated or renegotiated a variety of information systems and communications agreements.

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

Financial condition:

At June 30, 2005, the Company had cash of approximately $547,000 and working capital of approximately $711,000. At December 31, 2004, the Company had cash of approximately $1,488,000 and working capital of approximately $1,609,000.

Net cash used in operating activities amounted to approximately $1,014,000 for the six-month period ended June 30, 2005. The use of cash in operations related principally to the Company’s six-month loss of $1,012,000, a decrease in accounts receivable of approximately $126,000, a decrease in accrued expenses of approximately $26,000, an increase in other assets of approximately $90,000 offset by a increase in accounts payable of approximately $6,000, an increase in deferred compensation cost of approximately $37,000, an increase in deferred rent of approximately $88,000 and non-cash charges of approximately $109,000.

Net cash used in investing activities amounted to approximately $27,000 for the six-month period ended June 30, 2005 and is due to capital expenditures during the six-month period.

Net cash provided from financing activities for the six-month period ended June 30, 2005 was $100,000 relating to the transfer of restricted cash.

In light of the termination of the Services Agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs for the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its Management Services business, obtaining additional financing or curtailing operational costs to the point that license fees and service revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the Management Services business and currently plans to pursue those opportunities.

Application of Critical Accounting Policies:

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended June 30, 2005.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended June 30, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 12, 2005	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant incorporated by reference to Exhibit 2.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

2.2	Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1	Registrant’s Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated September 1996.

3.2	Registrant’s By-Laws incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1	Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.1(a)	December 22, 1995 Letter Agreement between the Registrant and New Jersey BCBS extending the Letter of Intent and Interim Services Agreement to March 31, 1996 incorporated by reference to Exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.2	Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.3	Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary incorporated by reference to Exhibit 10.14 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4	Securities Purchase Agreement dated February 22, 1996 among CW Ventures, CAHS and the Registrant incorporated by reference to Exhibit 10.15 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.6	Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.7	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.8	Services Agreement dated February 22, 1996 among Horizon BCBSNJ, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.9	Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant incorporated by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.10	Joint Services Agreement, dated May 29, 1997, among Allied Health Group, Inc., CAHS, Inc. and the Company incorporated by reference to Exhibit 10(c) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.11	Agreement, dated as of January 1, 1997 between Blue Cross and Blue Shield of Rhode Island (“BCBSRI”) and CAHS, Inc. incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1997.

10.12	Consultant Agreement dated March 17, 1997, between Coordinated Health Partners, Inc. d/b/a Blue Chip, and CAHS, Inc. incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.13	Letter Agreement, dated as of March 1, 1997, between Medigroup of New Jersey, Inc. d/b/a HMO Blue, the Company and Allied Health Group, Inc. incorporated by reference to Exhibit 10(e) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.14	First Amendment and Restatement of Services Agreement, dated as of June 13, 1997, among CAHS, Inc., CHCM, the Company and Horizon BCBSNJ incorporated by reference to Exhibit 10(b) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.15	Credit Agreement among Summit Bank, the Company and Horizon BCBSNJ, dated June 13, 1997 incorporated by reference to Exhibit 10(f) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.16	Revolving Credit Note, dated June 13, 1997 by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(1) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.17	Term Note, dated June 13, 1997, by the Company in favor of Summit Bank in the original principal amount of $1,500,000 incorporated by reference to Exhibit 10(f)(2) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.18	Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 incorporated by reference to Exhibit 10(f)(3) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.19	Employment Agreement between the Company and Thomas Riley, dated June 10, 1997, as supplemented by a side agreement with CW and Horizon BCBSNJ, of even date therewith incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended April 30, 1997.

10.20	Services Agreement as of January 5, 1998, by and between New York Care Plus Insurance Company, Inc. and the Company, incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.21	Consultation Agreement dated October 1, 1997 by and between the Company and David McDonnell, an independent director of the Company, incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.22	Mutual Release Agreement dated as of January 6, 1998 between the Company and MEDecision, Inc., incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.23	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.24	Agreement dated as of January 1, 1995, between Maine BCBS and CAHS incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.25	Products and Services Agreement dated November 7, 1994 between MEDecision, Inc. and CAHS incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company’s Information Statement dated September 1996.

10.29	Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.30	Settlement and Release Agreement dated January 13, 1998 between the Company and John Petillo incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.31	Settlement and Release Agreement dated December 19, 1997 between the Company and Vince Achilarre incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10KSB for the year ended October 31, 1997.

10.32	Employment Agreement between the Company and David Noone, dated January 8, 1999, incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10KSB for the year ended September 30, 1998..

10.33	Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.34	Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. (“EHC”) and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.35	Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. (“HNNY”) and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.36	Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.37	Employment Agreement, dated as of March 25, 1997, by and between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.38	Confidentiality, Invention and Non-Compete Agreement dated as of March 25, 1998 between the Company and Elaine del Rossi, incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.39	Employment Agreement, effective as of April 28, 1998, by and among Stephan D. Deutsch, M.D., the Company and CAHS, incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.40	Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.41	Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.42	Employment Agreement, effective as of April 17, 2000, between Christopher Minor and the Company, incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.43	Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.44	Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.45	Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.46	Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.47	Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004.

10.48	Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.49	Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-KSB for the year ended December 31, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

16.1	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 1996.

16.2	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated July 31, 2001.

16.3	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 2002.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	filed herewith
**	furnished herewith