Form 10QSB
period 2005-09-30
CAREADVANTAGE INC
filed 2005-11-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

53,417,221
Number of shares of Common Stock outstanding as of October 18, 2005

Transitional Small Business Disclosure Format
Yes ☐ No ☒

CareAdvantage, Inc. and Subsidiaries
Form 10-QSB
For the three and nine months ended September 30, 2005

I N D E X

Part I - Financial Information

Item 1.	Financial Statements

•	Condensed Consolidated Balance Sheets -
	September 30, 2005 (Unaudited) and December 31, 2004	2

•	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and Nine months ended September 30, 2005 and
	September 30, 2004	3

•	Condensed Consolidated Statements of Cash Flows (Unaudited)-
	Nine months ended September 30, 2005 and September 30, 2004	4

•	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	10

Part II - Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2005	2004
	Unaudited	Audited
Current assets:
Cash and cash equivalents	$311,000	$1,488,000
Restricted cash	-	100,000
Accounts receivable for services	393,000	147,000
Other current assets	70,000	163,000
Total current assets	774,000	1,898,000

Property and equipment, at cost less accumulated depreciation	168,000	226,000
Intangible assets	3,000	61,000
Other assets	167,000	74,000

Total Assets	$1,112,000	$2,259,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$134,000	$62,000
Accrued compensation and related benefits	70,000	96,000
Accrued expenses and other current liabilities	86,000	131,000

Total current liabilities	290,000	289,000

Long term liabilities:

Deferred rent	132,000	-

Total Liabilities	$422,000	$289,000

Stockholders' equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share;
authorized 200,000,000 shares; issued 99,794,152
shares and outstanding 53,417,221 shares	107,000	100,000
Additional capital	23,965,000	23,801,000
Deferred compensation cost	(44,000)	-
Accumulated deficit	(23,076,000)	(21,669,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	690,000	1,970,000

Total Liabilities and Stockholders' Equity	$1,112,000	$2,259,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
License fees and service revenue	$755,000	$381,000	$1,946,000	$1,902,000

Costs of services	376,000	405,000	1,049,000	1,389,000

Gross (loss)/profit	379,000	(24,000)	897,000	513,000

Operating Expenses:

Selling, general and administration	773,000	846,000	2,307,000	2,513,000

Operating (loss)	(394,000)	(870,000)	(1,410,000)	(2,000,000)

Interest (expense)/income - net	1,000	(28,000)	8,000	(69,000)

Provision for income taxes	1,000	2,000	5,000	3,000

Net (loss)	(394,000)	(900,000)	(1,407,000)	(2,072,000)

Net (loss)
per share of common stock-basic and diluted	($. 01)	($.01)	($.03)	($.02)

Weighted average number
of common shares outstanding -

Basic and diluted	50,949,000	99,795,000	47,933,000	99,795,000

The accompanying notes are an integral part of these financial statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:

Net (loss)	$(1,407,000)	$(2,072,000)

Adjustments to reconcile net (loss)
to net cash used in operating
activities:

Depreciation and amortization	155,000	340,000
Deferred revenue	-	(75,000)
Employee Stock options compensation cost	57,000	-

Change in assets and liabilities:

Accounts receivable	(246,000)	(42,000)
Other assets	1,000	39,000
Accounts payable	72,000	(137,000)
Accrued expenses and other liabilities	(71,000)	(531,000)
Deferred rent	132,000	-

Net cash used in operating activities	(1,307,000)	(2,478,000)

Cash flows from investing activity:

Capital expenditures	(39,000)	(121,000)

Cash flows from financing activity:

Transfer from restricted cash	100,000	-
Proceeds from exercise of stock options	69,000	-

Net cash used in financing activities	169,000	-

Net decrease in cash	(1,177,000)	(2,599,000)

Cash - beginning of period	1,488,000	4,238,000

Cash - end of period	$311,000	$1,639,000

The accompanying notes are an integral part of these financial statements.

Note A--Basis of presentation:

[1]	Business:

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

The condensed consolidated financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 have been prepared by CareAdvantage, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2005 are not necessarily indicative of operating results to be expected for the full year. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

In light of the termination of the services agreement (“Services Agreement”) with Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”), the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. Management believes that its cash on hand and estimated future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs through the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its consulting and management services business, obtaining additional financing or curtailing operational costs to the point that license fees and service revenues are sufficient to sustain expenditures, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note B--Per share data:

Basic and diluted net (loss) per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive are as follows:

	September 30,
	2005	2004

Options	12,757,000	15,900,000
Total Potential Dilutive shares	12,757,000	15,900,000

Note C -- Stock-Based Compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company’s stock option plans are described in Note E in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to all employee awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Reported net (loss)	(394,000)	(900,000)	(1,407,000)	(2,072,000)
Stock-based employee compensation
included in reported net (loss)	20,000	-	57,000	-
Stock-based employee compensation
determined under the fair value
based method, net of tax	(7,000)	(16,000)	(54,000)	(53,000)
Pro forma net (loss)	(381,000)	(916,000)	(1,404,000)	(2,125,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.01)	(.03)	(.02)
Pro forma	(.01)	(.01)	(.03)	(.02)

On May 25, 2005, the Company re-priced 7,760,000 outstanding options to employees to $ .01. In accordance with APB Opinion No. 25, this resulted in the Company recording a stock compensation charge of approximately $57,000 for the nine months ended September 30, 2005.

Note D--Contingencies:

A claim commenced June 2004 by a former employee of the Company, for compensation under various legal theories is pending in Superior Court of New Jersey. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the employee’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim seeking damages on account of that employee’s inducing another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek damages against the employee and an additional party on account of the employee’s misappropriation and use of certain Company property.

Note E—Concentration of Credit Risk

As of September 30, 2005, and December 31, 2004, three customers accounted for approximately 41%, 33% and 23% of accounts receivable and two customers accounted for approximately 54% and 46% of accounts receivable, respectively.

During the three and nine month periods ended September 30, 2005 two customers accounted for approximately 34% and 24% of license fees and service revenue and three customers accounted 35%, 33% and 26% of license fees and service revenue, respectively.

During the three and nine month periods ended September 30, 2004 three customers accounted for approximately 53%, 31%, and 12% of license fee and service revenue and four customers accounted 28%, 23%, 20% and 18% of license fees and service revenue, respectively.

Note F--Exercise of Stock Options

During the nine months ended September 30, 2005, the exercise of certain employee stock options resulted in the issuance of 7,017,889 shares of common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

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

The Company is now focusing on offering its management and consulting services. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources - General Overview”.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2005, with those for the three and nine months ended September 30, 2004. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $755,000 and $381,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amounts represent an increase of approximately $374,000 for the three-month period ended September 30, 2005 from the corresponding period of the prior year. The increase for the three months ended September 30, 2005 resulted from an increase of approximately $331,000 from current consulting business and an increase of approximately $58,000 from new business, offset by a decrease of approximately $15,000 due to the termination of a consulting arrangement. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2005 and September 30, 2004 was approximately $376,000 and $405,000, respectively. This represents a decrease of approximately $29,000 for the three-month period ended September 30, 2005 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended September 30, 2005 was primarily due to decreased personnel costs of approximately $67,000 and travel costs of approximately $5,000, offset with an increase of approximately $31,000 in licensing fees and an increase of approximately $12,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $773,000 and $846,000, respectively. This represents a decrease of approximately $73,000 for the three-month period ended September 30, 2005 over the corresponding period of the prior year. This decrease for the three-month period ended September 30, 2005 is primarily due to decreases in personnel costs of approximately $34,000, professional costs of approximately $93,000, travel costs of approximately $7,000 and depreciation and amortization costs of approximately $58,000, offset by increases in facility costs of approximately $77,000 resulting from renegotiation of the lease amendment, increases of approximately $11,000 in other general and administrative costs and an increase in information and communication costs of approximately $31,000 resulting from prior year adjustments recorded in 2004.

Interest income:

The Company’s total net interest (expense)/income for the three-month periods ended September 30, 2005 and September 30, 2004 was approximately $1,000 and $(28,000), respectively. This represents an increase of approximately $29,000 in net interest income for the three-month period ended September 30, 2005 from the corresponding period of the prior year. The increase in net interest income is largely due to a charge in 2004 of approximately $33,000 for accretion expense (included in interest expense) associated with the building lease liability and a decrease of approximately $4,000 in interest earnings due to a decrease in the operating cash balance.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2005 and September 30, 2004 were approximately $1,946,000 and $1,902,000, respectively. This represents an increase of approximately $44,000 for the nine-month period ended September 30, 2005 from the corresponding period of the prior year. The increase for the nine months ended September 30, 2005 resulted from an increase in current consulting business of approximately $557,000 and an increase in new business of approximately $120,000, offset by a decrease of approximately $633,000 due to the termination of consulting arrangements in 2004 of which one customer accounted for 55% of such decrease.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2005 and September 30, 2004 was approximately $1,049,000 and $1,389,000, respectively. This represents a decrease of approximately $340,000 for the nine-month period ended September 30, 2005 over the corresponding period of the prior year. The decrease in the cost of services for the nine-month period ended September 30, 2005 was primarily due to decreased personnel costs of approximately $362,000, travel costs of approximately $29,000 and professional costs of approximately $9,000, offset by increased licensing fees of approximately $60,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2005 and September 30, 2004 were approximately $2,307,000 and $2,513,000, respectively. This represents a decrease of approximately $206,000 for the nine-month period ended September 30, 2005 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2005 is primarily due to decreased depreciation and amortization costs of approximately $186,000, decreased professional costs of approximately $168,000, personnel costs of approximately $112,000 and travel costs of approximately $35,000, offset by increases in facility costs of approximately $257,000 due to the renegotiation of the lease amendment, other general and administrative costs of approximately $27,000 and information and communications costs of approximately $11,000.

Interest income:

The Company’s total net interest (expense)/income for the nine-month periods ended September 30, 2005 and September 30, 2004 was approximately $ 8,000 and $(69,000), respectively. This represents an increase of approximately $77,000 in net interest income for the nine-month period ended September 30, 2005 from the corresponding period of the prior year. The increase in net interest income is largely due a charge of approximately $83,000 for accretion expense (included in interest expense) associated with the building lease liability and a decrease of approximately $6,000 in interest income due to a decrease in the operating cash balance.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2005, the Company had working capital of approximately $484,000, stockholders equity of approximately $690,000 and an accumulated deficit since its inception of approximately $23,076,000. The Company’s operations have been significantly impacted by the events described below.

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

As of January 1, 2004, the Company had 25 employees, down from 191 employees eighteen months earlier. As of September 30, 2005, the Company had 18 full time employees. The Company has renegotiated the lease for office space in Iselin, New Jersey as of January 1, 2005 and has terminated or renegotiated a variety of information systems and communications agreements.

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

Financial condition:

At September 30, 2005, the Company had cash of approximately $311,000 and working capital of approximately $484,000. At December 31, 2004, the Company had cash of approximately $1,488,000 and working capital of approximately $1,609,000.

Net cash used in operating activities amounted to approximately $1,307,000 for the nine-month period ended September 30, 2005. The use of cash in operations related principally to the Company’s nine-month loss of $1,407,000, a decrease in accounts receivable of $246,000, an increase in accrued expenses of approximately $1,000, an increase in other assets of approximately $1,000, an increase in deferred compensation cost of approximately $57,000, an increase in deferred rent of approximately $132,000 and non-cash charges of approximately $155,000.

Net cash used in investing activities amounted to approximately $39,000 for the nine-month period ended September 30, 2005 and is due to capital expenditures during the nine-month period.

Net cash provided from financing activities for the nine-month period ended September 30, 2005 was $169,000, of which $100,000 was relating to the transfer of restricted cash and $69,000 was related to proceeds from issuance of common stock.

In light of the termination of the Services Agreement with Horizon BCBSNJ, the Company has reduced its operations significantly and concentrated on building up its remaining sources of revenues to continue to operate. While there can be no assurances, management believes that its cash on hand and projected future cash flows from operations will support the Company’s anticipated cash needs for the next twelve months. However, if the Company is unsuccessful in its efforts to generate and collect revenue, it will not have sufficient funds to support its cash needs through the next twelve months. Accordingly, the Company will need to contemplate other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, further staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. We do not currently have in place a credit facility with a bank or other financial institution. If the Company is unsuccessful in building up its Management Services business, obtaining additional financing or curtailing operational costs to the point that license fees and service revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate. Each of these alternatives may require the Company to file for bankruptcy protection, which would impact the Company’s ability to continue as a going concern. No adjustments have been made to the consolidated financial statements with respect to such uncertainty. However, the Company is cautiously optimistic about opportunities in the Management Services business and currently plans to pursue those opportunities.

Application of Critical Accounting Policies:

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2004 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the quarter ended September 30, 2005.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2005.

Item 5. Other Information

Due to recent increases in the price of gasoline, on November 11, 2005, the Compensation Committee of the Company authorized an increase in Dennis Mouras’ monthly automobile allowance from $1,500 per month to $3,00 per month. On November 11, 2005, the Company entered into an Amendment to Employment Agreement with Dennis J. Mouras, amending the Employment Agreement between the Company and Dennis J. Mouras dated as of October 25, 2000, to reflect the foregoing increase in monthly automobile allowance. A copy of the Amendment to Employment Agreement and the entire Employment Agreement is filed herewith as Exhibit 10.50.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

November 14, 2005	By:	/s/ Dennis J. Mouras
Dennis J. Mouras Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

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

10.26	Registrant’s 1995 Comprehensive Stock Incentive Plan incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.27	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.28	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

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

10.49
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-KSB for the year ended December 31, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.50
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25, 2000.*

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
_____________________________________
*filed herewith
** furnished herewith