Form 10KSB
period 2005-12-31
CAREADVANTAGE INC
filed 2006-03-31
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Annual Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 0-26168

CAREADVANTAGE, INC.
(Name of Business)

Delaware	52-1849794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

485-C Route 1 South, Iselin, New Jersey	08830
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number, including area code: (732) 362-5000
Securities registered pursuant to Section 12 (b) of the Exchange Act of 1934: NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [___]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes Ö  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ___ No  Ö

The Registrant’s revenues for its most recent fiscal year were $ 2,844,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2006 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $671,007.

The number of shares of common stock outstanding as of February 15, 2006 was 53,417,221.

Transitional Small Business Disclosure Format Yes  No Ö

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
INTO THIS ANNUAL REPORT ON FORM 10-KSB: NONE

PART I

Item 1. Description of Business

Introduction and Background

CareAdvantage, Inc. (“CAI,” “CareAdvantage” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems and other care management organizations and self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company's management and consulting services have been provided to integrated health care delivery systems and other care management organizations.

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

The foregoing transactions with CW Ventures and Horizon BCBS resulted in CW Ventures owning approximately 38% of the outstanding shares of the Company’s common stock, par value $.001 per share (“Common Stock”) and Horizon BCBSNJ owning approximately 54% of outstanding shares of the Company’s Common Stock.

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

Data transparency has several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way. So crucial is this factor that all of the major forces within the business, labor and health care community have come together in an attempt to provide the elements of structure and process that are the underpinnings of data transparency. The Consumer-Purchaser Disclosure Project, underwritten by the Robert Wood Johnson Foundation has as its goal, “to provide all Americans with publicly reported health care performance information by January 1, 2007.”  The “ shared vision [of this project] is that Americans will be able to select hospitals, physicians, and treatments based on nationally standardized measures for clinical quality, consumer experience, equity, and efficiency.”1

The above focus of the marketplace points to an increased emphasis on health care quality and cost-benefit. Tools that provide clear and defensible information that is based on best practice and express results based on the relative severity of disease of the underlying population provide full and accurate disclosure. The Gartner Group has stated, “Without severity adjusted data, no comparison can be made between entities within any stakeholder category (e.g. hospital vs. hospital or MCO vs. MCO) because all differences may be completely attributable to variations among the types and intensities of diseases underlying the data.”2 Increasingly consumers, purchasers, insurers and providers will need tools that provide severity-adjusted data in order to provide a clear and accurate picture of health care quality attributable to different health plans and groups.

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

_________________________________
1 www.healthcaredisclosure.org
2 The Gartner Report - The Gartner Group - 1999

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

Customers and Marketing

The Company currently provides its services to Blue Cross Blue Shield (“BCBS”) organizations, Kaiser Permanente, employers and a union pursuant to one or a combination of the compensation arrangements described above.

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

Employees

At December 31, 2005, the Company employed a total of 17 full-time employees. Of this total, 12 employees are engaged in servicing its clients. The 5 remaining employees include administrative support, finance, information systems and human resources personnel. None of the Company’s employees are party to any collective bargaining agreements.

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

On January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the Lease, March 31, 2011, remains unchanged by the Lease Amendment.

Under the Lease Amendment, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Lease Amendment and the original lease.

At December 31, 2005, this additional rent that would be due if the Company failed to meet the conditions of the amendment would be $346,000. Additional minimum lease payments for each of the next five years ended December 31 and thereafter that would be due if the Company failed to meet the conditions of the amendment are as follows:

Year Ending	Office Space

2006	$367,000
2007	274,000
2008	174,000
2009	95,000
2010	1,000
Thereafter	0

$ 911,000

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

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.

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

	2005		2004
Quarter Ended	High	Low	High	Low

March 31,	$.02	$.01	$.03	$.02
June 30,	$.03	$.01	$.02	$.01
September 30,	$.03	$.01	$.01	$.01
December 31,	$.02	$.01	$.04	$.01

(b)	Holders: As of February 15, 2006 there were approximately 2,537 holders of record of the Company’s Common Stock. No shares of the Company’s preferred stock have been issued.

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

(e)	Issuer Purchases of Equity Securities: None

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

The following discussion contains cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, we are not committed to addressing or updating each factor in future filings or communications regarding our business or results, or addressing how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected or may affect our past, as well as current, forward-looking statements about future results.

Risk Factors

Company Risk

We have had a history of losses. Although our Company was profitable for 2001 and 2002, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2005, we had working capital of approximately $323,000, stockholders’ equity of approximately $453,000 and an accumulated deficit of approximately $23,304,000.

We face aggressive competition because new competitors can enter our field easily. The Company faces intense competition in a highly fragmented market of managed care services and new competitors can enter our field easily. We believe our ability to compete will depend in part upon our ability to:

•	enhance our current technology and services;

•	respond effectively to technological changes;

•	introduce new technologies; and

•	meet the increasingly sophisticated needs of our customers.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our results of operations. In addition, pricing, gross margin, and market share could be negatively impacted further as a greater number of available products in the marketplace increases the likelihood that product and service offerings in our markets become more fungible and price sensitive.

Due to increased merger and acquisition activity, we may face stronger competition in the future. Our industry, as well as many of our customers’ industries (i.e., health insurers and HMOs) have experienced significant merger and acquisition activity. Merger and acquisition activity may result in decreased opportunities to provide our services. The acquisition of a customer could reduce our revenue and have a negative impact on our results of operation and financial condition. A smaller overall market for our products and services could also result in lower revenue and margins.

Significant contracts with the Company have been terminated. Since 2002, when the Company’s contracts were terminated with Blue Cross Blue Shield of Rhode Island (“BCBSRI”) and Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) (accounting respectively for 4% and 82% of net revenues for the year ended December 31, 2002), the Company has had to significantly reduce its operations to match its remaining revenues and focus on alternate sources of revenues to continue to build its business. As a response to these contract terminations, the Company has significantly reduced its employee base (down to 17 employees from 191 in 2002) and has terminated or renegotiated a variety of information systems and communications agreements. The Company has ceased offering certain health care cost containment services due to the lack of the infrastructure necessary to support the provision of these services, and the Company is now focusing on selling its management and consulting services. There is no guarantee that the Company, through these measures, will be successful in mitigating the effects of the loss of these contracts and to continue to maintain its business operations.

Revenue from a limited number of customers comprises a significant portion of our total revenue. Two customers, BCBS organizations, accounted for approximately 39% and 32% of license fees and service revenue for the year ended December 31, 2005. Another major customer, Kaiser Permanente, accounted for approximately 22% of license fees and service revenue for the year ended December 31, 2005. If these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

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

We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company’s exposure for these activities is substantially reduced since it stopped providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

Our RPNavigator tool is dependent upon third-party risk stratification software. The Company currently has a license from Minnesota Mining and Manufacturing Company (“3M”) to use 3M’s Clinical Risk Grouping Software™, which license expires in April 2007 and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance. In the event that 3M terminated its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases. Because our RPNavigator tool depends on the integrity of third-party-risk stratification software, if the information contained in that software was found or perceived to be inaccurate, or if the information is generally perceived to be unreliable, we may not be able to maintain commercial acceptance.

The introduction of software products incorporating new technologies and the emergence of new industry standards could render the Company’s existing software products less competitive, obsolete or unmarketable. There can be no assurance that the Company will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new software products cost-effectively in a timely manner in response to changing market conditions or customer requirements, the Company’s business, results of operations and financial condition may be adversely affected.

   Developing or implementing new or updated software products and services may take longer and cost more than expected. The Company relies on a combination of internal development, strategic relationships, and licensing to develop its software products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. If the Company is unable to develop new or updated software products and services cost-effectively on a timely basis and implement them without significant disruptions to the existing systems and processes of the Company’s customers, the Company may lose potential sales and harm its relationships with current or potential customers.

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

Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use that information. There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to contractually pass on their obligations to other entities with which they do business; as such, we are indirectly impacted by various additional laws and regulations.

The Company and the healthcare industry generally are impacted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The two rules relevant to us and our customers—the Privacy Rule and the Security Rule—are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

First, DHHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. The Privacy Rule directly applies to covered entities which, in most instances, are required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our health plan customers are covered entities, and to the extent that we are required by our customer contracts to ensure that we comply with various aspects of the Privacy Rule, we believe that we meet the requirements of the Privacy Rule. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our products’ use in the healthcare delivery system and, therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

Second, DHHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. The Security Rule requires that covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

We believe our business practices and software offerings are consistent with the Privacy Rule and Security Rule. However, DHHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

A breach of security may cause the Company’s customers to curtail or stop using the Company’s services. Accidental or willful security breaches or other unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software and misappropriation of the Company’s proprietary information could expose the Company to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on the Company’s business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the Company’s software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, the Company’s relationships with its customers and its reputation will be damaged, the Company’s business may suffer and the Company could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures.

Investment Risk

The market price of our shares has been extremely volatile. The market price of our securities has shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity.

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

•
generally defines a "penny stock" to be any non-NASDAQ equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions;

•	requires broker dealers to deliver, prior to a transaction in a "penny stock", a risk disclosure document relating to the "penny stock" market.

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

On January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005, that amends the original lease to provide for a reduction in base rent and a waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises.

Results of Operations--12 Months Ended December 31, 2005 Compared to 12 Months Ended December 31, 2004

The following discussion compares the Company's results of operations for the 12 months ended December 31, 2005, with those for the 12 months ended December 31, 2004. The Company's consolidated financial statements and notes thereto included elsewhere in this report contains detailed information that should be referred to in conjunction with the following discussion.

Total revenues for the years ended December 31, 2005 and 2004 were approximately $2,844,000 and $2,350,000, respectively. The increase in revenues of approximately $494,000 was primarily attributable to increased revenue of approximately $201,000 in new business relating to RPNavigator and approximately $926,000 in related consulting business, offset by decreased revenue of approximately $633,000 due to termination of consulting arrangements in 2005.

Cost of services:

Cost of services for the years ended December 31, 2005 and 2004 were approximately $1,433,000 and $1,806,000, respectively. The decrease in the cost of services of approximately $373,000 is largely due to decreases of approximately $441,000 in personnel costs and a decrease of approximately $31,000 in travel costs, offset by increases of approximately $99,000 in professional and consulting costs, largely due to increased licensing fees due to increased consulting business.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2005 and 2004 were $2,862,000 compared to $2,949,000, respectively. The decrease in selling, general and administrative costs of approximately $87,000 is largely due to decreased personnel costs of approximately $117,000, travel costs of approximately $33,000 and professional and consulting costs of approximately $160,000, largely due to the write off of CHCM assets in 2004, offset by increases of approximately $198,000 in facility costs, largely due to the straight line method of recording rent expense, approximately $14,000 in information and communication costs and other general and administrative costs of approximately $11,000.

Depreciation and amortization:

Depreciation and amortization for the years ended December 31, 2005 aggregated $187,000 compared to $436,000 for the year ended December 31, 2004. The decrease in depreciation and amortization costs of approximately $249,000 is largely due to the write off of CHCM assets in 2004. Depreciation and amortization for the year ended December 31, 2005 includes amortization of intangible assets of approximately $59,000 and depreciation of property and equipment of approximately $128,000.

Gain on renegotiation - lease:

During the year ended December 31, 2004, the Company recognized a gain of $1,623,000 pursuant to renegotiation of the lease. The Company reversed the balance of remaining liability set up in 2002, since it was no longer required.

Loss on asset write-off:

During the year ended December 31, 2004, the Company wrote off certain leaseholds improvements, furniture and fixture and equipment with a net book value of $501,000.

Interest (expense)/income:

Interest (expense)/income for the years ended December 31, 2005 and 2004 was $8,000 and ($91,000), respectively. The decrease in interest expense of approximately $110,000 is largely due to the accretion of interest expense relating to the operating lease liability of $110,000 in 2004. The decrease in interest expense is offset by a decrease of approximately $11,000 in interest income due to a decrease in operating cash.

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

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2005 the Company had cash of $114,000 and working capital of approximately $323,000. At December 31, 2004 the Company’s cash balance was $1,488,000 and working capital was approximately $1,609,000. The substantial decrease in cash balance as of December 31, 2005 compared to December 31, 2004 resulted from the utilization of the Company’s cash in order to develop its Management Services business as described below.

The Company is focusing on offering its management and consulting services (the “Management Services”). At the present time, the Company’s primary focus now is to build up revenues from the Management Services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company will enable its customers to:

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

The Company believes that the Management Services business has the potential to generate positive cash flows for the Company. The Company has reached agreements (one formal, the other informal) with two customers for significant contract expansions for Management Services: effective January 1, 2005, the Company extended its relationship with one of its customers by entering into a Services and License Agreement with Kaiser Foundation Health Plan of the Northwest (“Kaiser”) for the Company to provide Management Services to Kaiser and to license to Kaiser access to RPNavigator. Moreover, Management Services provided to Kaiser for the benefit of one of Kaiser’s clients, has resulted in a potential opportunity for the Company to provide Management Services to that portion of the client’s activities not serviced by Kaiser. Management believes that these opportunities will enhance business prospects, facilitate a more significant market penetration and improve revenues and profitability for the Company.

Financial Condition:

Net cash used in operating activities amounted to approximately $1,505,000 and $2,623,000 for the years ended December 31, 2005 and 2004, respectively. This decrease in cash used by operating activities is largely due to the 12-month loss of $1,635,000 compared to a $1,813,000 loss in 2004, a decrease in accrued expenses of $10,000, a decrease in accounts receivable of approximately $310,000 and a decrease in other assets of approximately $38,000, offset by increases in accounts payable of approximately $77,000, employee stock option compensation costs of approximately $48,000, deferred rent of approximately $176,000 and depreciation and amortization of approximately $187,000.

Net cash used by investing activities amounted to approximately $39,000 and $127,000 for the years ended December 31, 2005 and 2004, respectively. This decrease in cash used of approximately $88,000 is due to decreased capital purchases.

Net cash provided by financing activities amounted to approximately $170,000 and $0 for the years ended December 31, 2005 and 2004, respectively. This increase in cash was largely due to $100,000 relating to the transfer of restricted cash and $70,000 was related to proceeds from issuance of common stock due to the exercise of stock options.

The Company has changed its business model over the past 3 years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $2,350,000 in 2004 to $2,844,000 in 2005. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on a forecast prepared by management of increased revenue of the Company during 2006 and cash on hand at December 31, 2005, management expects the Company to be able to meet its obligations as they become due during 2006. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2005, we carried out an evaluation under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The Company’s directors, executive officers and control persons as of December 31, 2004 are as follows:

Name	Age	Positions with the Company

David G. Noone (1, 2)	52	Chairman of the Board of Directors
Dennis J. Mouras	49	Chief Executive Officer, President and Director
David J. McDonnell (1,2)	63	Director
__________
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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2005:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2005, its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements, with the exception that (i) Dennis J. Mouras filed late a Form 4 reporting the exercise of 4,513,889 stock options, (ii) David G. Noone filed late a Form 4 reporting the exercise of 800,000 stock options and (iii) David J. McDonnell filed late a Form 4 reporting the exercise of 300,000 stock options.

Code of Ethics

During fiscal years 2004 and 2005, the Company's resources and operations were substantially curtailed. The Company currently has approximately 17 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues. Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer. The Board of Directors and Management have unequivocally set the tone for integrity and credibility in all aspects of the Company's operations. In view of the Company's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

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

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year Ended December 31,	Salary	Bonus	Other Annual Compensation(2)	Securities Underlying Options/SARSs(#)	All Other Compensation
Dennis J. Mouras Chief Executive Officer & President	2005 2004 2003	$285,000 $285,000 $285,000	-0- -0- $86,436	$42,163 $29,762 $29,630	4,500,000(3) 3,000,000 -0-	$6,000 (1) $6,000 (1) $6,000 (1)
___________________________
(1)  Represents Company matching contributions to a 401(k) profit sharing/savings plan.
(2)  Other Annual Compensation includes taxable fringe benefits.
(3)  Represents options that were re-priced on May 25, 2005 as described below in “Option Grants in Last Fiscal Year” and “Report of Re-pricing of Options”.

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

No stock options were granted to Mr. Mouras in 2005, however, the following options were repriced:

Option Repricing in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Repriced to Employees in Fiscal Year	Exercise Price per Share	Expiration Date

Dennis J. Mouras	500,000	6.7%	$.01	06/08/09
	2,500,000	33.5%	$.01	10/26/10
	500,000	6.7%	$.01	03/20/12
	1,000,000	13.4%	$.01	10/31/12

(1) Represents options that were amended and re-priced on May 25, 2005.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 Exercisable/Unexercisable(1)

Dennis J. Mouras	4,513,889	$11,424	1,358,024/1,628,087	$20,370/ $24,421

__________________________________________________________

(1) Calculated on the basis of the closing bid price on the OTC Bulletin Board of the Company’s Common Stock of $.015 on December 31, 2005.

Report on Re-Pricing of Options

The Board of Directors believes that the Corporation’s employees are its most important assets. During 2004 and 2005, the Company’s stock price decreased substantially and the Compensation Committee concluded that outstanding options, of which a significant number had exercise prices that were much higher than the then-current market price of the Corporation’s Common Stock, became less valuable as an incentive to retain and motivate the Corporation’s employees. Accordingly, on May 27, 2005, our Compensation Committee approved the amendment and re-pricing of options to purchase shares of the Company’s Common Stock, previously granted to the Company’s employees under the Company’s Stock Option Plan, including options to purchase a total of 4,500,000 shares of our Common Stock previously granted in favor of Mr. Mouras, the Company’s President and Chief Executive Officer. The option price was reduced to $0.01 per share in order that the exercise price was more reflective of the then current trading price of our Common Stock and in order to provide a continuing performance incentive. The 4,500,000 options that had been granted to Mr. Mouras were re-priced as of May 25, 2005 as set forth in more detail in the table below. The last closing price for the Company’s Common Stock was $.02 per share; however, the low bid for the Company’s common stock on May 25, 2005 was $.012. The Compensation Committee granted the replacement options with an exercise at a price of $.01 per share, slightly below the market price of the stock on the date of the grant, as a bonus to the employees who have remained with the Company after its significant downsizing. By doing so, the Compensation Committee intended to provide these individuals with the benefit of owning options that over time, may have a greater potential to increase in value, which creates better performance incentives and therefore maximizes shareholder value. The new option grants did not change the vesting schedules or expiration date of the options.

The following table sets forth more detailed information regarding the amendment of these options:

Name	Original Grant Date	Amendment Date	Number Of Securities Underlying Options	Market Price Of Stock at Time of Re-pricing or Amendment Realized	Exercise Price at Time of Re-pricing Or Amendment	New Exercise Price

Dennis J. Mouras	06/08/99	05/25/05	500,000	$.02	$.27	$.01
	10/26/00	05/25/05	2,500,000	$.02	$.11	$.01
	03/20/02	05/25/05	500,000	$.02	$.14	$.01
	10/31/02	05/25/05	1,000,000	$.02	$.06	$.01

THE COMPENSATION COMMITTEE

David G. Noone
David J. McDonnell

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

Compensation of Directors

Generally

No member of the Board of Directors of the Company presently receives annual remuneration for acting in that capacity, except directors who are not officers. Directors are paid $1,200 for each meeting of the Board of Directors they attend. Such directors are also eligible for the grants of options under the Directors Stock Option Plan. Directors are also reimbursed their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof. On May 27, 2005, the Board of Directors of the Company granted stock options to purchase 1,850,000 shares of the registrant’s common stock to each of its non-employee directors, David J. McDonnell and David G. Noone, effective as of May 25, 2005. The exercise price for these options is $.01 per share, and each option is exercisable as follows: (i) options to purchase 1/3 of the shares become exercisable on May 25, 2006, and (ii) options to purchase the remaining 2/3 of the subject shares become exercisable in 24 equal monthly amounts beginning on June 25, 2006, and on the 25th day of each of the following 23 months. Additionally, on May 27, 2005, the Company amended all outstanding stock options with an exercise price greater than $.01 per share previously granted to the non-employee directors pursuant to the Company’s Directors’ Stock Option Plan, and reduced the exercise price of such options to $.01, effective as of May 25, 2005. The amendments resulted in the re-pricing of options to purchase 300,000 shares previously granted to David J. McDonnell at an exercise price of $.08 per share, with a new exercise price of $.01 per share.

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

Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors and will determine: (i) the number of shares of the Company’s Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company’s authorized number of shares of Common Stock is reserved for issuance. On January 19, 2001, the Company increased its authorized shares of common stock from 103,600,000 to 200,000,000 shares. As a result, the number of shares reserved for issuance under the Director Plan is 4,000,000 shares, and on account of the grants made in 1999 and 2005, no further shares are available for issuance under the Directors Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 15, 2006 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Ownership (2)

Principal Holders:
Credit Suisse Asset Management, LLC (3)(4)	7,536,204	14.11%
Management:
David J. McDonnel (5)	300,000	*
David G. Noone(6)	2,300,000	4.13%
Dennis J. Moura (7)(8)	6,083,433	10.22%
All directors and executive officers as
a Group (3 persons)(8)	8,683,433	14.33%
__________________________
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

(5)   The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(6)   The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(7)   The business address of Mr. Mouras, Chief Executive Officer and a director, is 485-C Route 1 South, Iselin, New Jersey 08830.

(8)   1,569,544 of Mr. Mouras’ shares of Common Stock and 1,569,544 of the shares of Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 15, 2006 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of, outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Equity compensation plans approved by security holders	12,832,011	$0.009	7,813,755
Equity compensation plans not approved by security holders	-	$-	-
Total	12,832,011	$0.009	7,813,755

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

Exhibit No.	Description of Exhibit

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

10.49
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

10.50
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25,2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.51
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

10.52
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

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

_____________________________________
*filed herewith
** furnished herewith

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by Eisner, LLP in 2004 and 2005:

Services Performed	2005	2004

Audit Fees (1)	62,000	57,000
Audit-Related Fees (2)	6,200	0
Tax Fees (3)	14,256	12,500
All Other Fees (4)	4,300	12,500
Total Fees	86,756	82,000

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

(3)  Tax fees are fees for professional services performed by Eisner, LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2004 and 2005.

(4)  All other fees include work performed by Eisner, LLP relating to 401k audit and benefit plan filings that does not meet the above category descriptions.

 Pre-Approval of Audit and Non-Audit Services

The audit committee currently pre-approves all services provided by our independent auditors. All of the above fees for 2004 and 2005 were pre-approved by the audit committee. No fees in 2004 or 2005 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

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

CareAdvantage, Inc. (Registrant)

Date: March 31, 2006	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2006	By: /s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: March 31, 2006	By: /s/ David J. McDonnell
David J. McDonnell, Director

Date: March 31, 2006	By: /s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2005 AND 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements

Eisner LLP Accountants and Advisors 750 Third Avenue New York, NY 10017-2703 Tel 212.949.8700 Fax 212 891.4100 www.eisnerllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

Eisner  LLP
New York, New York
February 10, 2006

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31,
2005

ASSETS
Current assets:
Cash and cash equivalents	$114,000
Accounts receivable	457,000
Other current assets	108,000

Total current assets	679,000

Property and equipment, at cost, less accumulated depreciation	137,000
Intangible assets, net of accumulated amortization	2,000
Other assets	167,000

Total Assets	$985,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	139,000
Accrued compensation and related benefits	105,000
Accrued expenses and other current liabilities	112,000

Total current liabilities	356,000

Long Term Liabilities:
Deferred rent	176,000

Total Liabilities
532,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000
shares; issued 106,812,041 shares and outstanding 53,417,221	107,000
Additional paid in capital	23, 952,000
Deferred compensation cost	(40,000)
Accumulated deficit	(23, 304,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)
Total stockholders’ equity	453,000

Total Liabilities and Stockholders' Equity	$985,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004

License fees and service revenue	$2,844,000		$2,350,000
Cost of services	1,433,000		1,806,000

Gross profit	1,411,000		544,000

Operating expenses:
Selling, general and administrative	2,862,000		2,949,000
Depreciation and amortization	187,000		436,000
Gain on renegotiation - lease	—		(1,623,000)
Loss on asset write off	—		501,000
Total operating expenses	3,049,000		2,263,000

Operating (loss)	(1,638,000)		(1,719,000)

Interest (expense)/income, net	8,000		(91,000)

(Loss) before provision for income taxes	(1,630,000)		(1,810,000)

Provision for income taxes	5,000		3,000

Net (loss)	$(1,635,000)		$(1,813,000)

Net (loss) per share of common stock -

Basic and diluted	$(.03)	$	( .02)

Weighted average number of common shares outstanding -

Basic and diluted	48,802,000		86,043,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock			Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Deferred Compensation	Par Value Amount	Stockholder Equity

Balance as of January 1, 2003	99,794,152	$100,000	$23,801,000	$(14,698,000)				$9,203,000

Net loss for the year ended December 31, 2003				(5,158,000)				(5,158,000)
Balance as of December 31, 2003	99,794,152	100,000	23,801,000	(19,856,000)				4,045,000
Treasury Stock surrender - Horizon BCBSNJ					(53,394,820)		(262,000)	(262,000)
Net loss for the year ended December 31, 2004				(1,813,000)				(1,813,000)

Balance as of December 31, 2004	99,794,152	$100,000	$23,801,000	$(21,669,000)	(53,394,820)		$(262,000)	$1,970,000

Balance as of January 1, 2005	99,794,152	$100,000	$23,801,000	$(21,669,000)	(53,394,820)		(262,000)	$1,970,000
Exercise of stock options	7,017,889	7,000	63,000					70,000
Deferred compensation cost			50,000			(50,000)		—
Employee stock option compensation cost			38,000			10,000		48,000
Net loss for the year ended December 31, 2005				(1,635,000)				(1,635,000)

Balance as of December 31, 2005	106,812,041	$107,000	$23,952,000	$(23,304,000)	(53,394,820)	$(40,000)	$(262,000)	$453,000

See notes to consolidated financial statements

CAREADVANTAGE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Year Ended December 31
	2005	2004
Cash flows from operating activities:
Net loss	$(1,635,000)	$(1,813,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	187,000	436,000
Employee Stock option compensation cost	48,000	—
Accreted interest - lease	—	110,000
Gain on renegotiation of lease	—	(1,623,000)
Asset write off	—	501,000
Deferred revenue	—	(75,000)
Changes in:
Accounts receivable stockholder	—	500,000
Accounts receivable other	(310,000)	28,000
Other assets	(38,000)	69,000
Accounts payable	77,000	(158,000)
Accrued expenses and other current liabilities	(10,000)	(598,000)
Deferred rent	176,000	—

Net cash used in operating activities	(1,505,000)	(2,623,000)

Cash flows from investing activity:
Capital expenditures	(39,000)	(127,000)

Net cash used in investing activity	(39,000)	(127,000)

Cash flows from financing activity:
Transfer from restricted cash	100,000	—
Proceeds from exercise of stock options	70,000	—

Net cash used in financing activity	170,000	—

Net decrease in cash	(1,374,000)	(2,750,000)
Cash - beginning of year	1,488,000	4,238,000

Cash - end of year	$114,000	$1,488,000

Supplemental disclosures of cash flow information:

Income taxes paid	$5,000	$3,000
Supplemental disclosures of non-cash items - financing activities: Common shares received in settlement (see Note [E])	$—	$262,000

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

[2]  Basis of presentation:

For the years ended December 31, 2005 and 2004, the Company has incurred net losses of ($1,635,000) and ($1,813,000), respectively and has an accumulated deficit of ($23,304,000) as of December 31, 2005. Additionally, the Company has $114,000 of cash and cash equivalents at December 31, 2005 and has used cash in operations of $1,505,000 during the year then ended. The Company has changed its business model over the past 3 years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $2,350,000 in 2004 to $2,844,000 in 2005. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on a forecast prepared by management of increased revenue of the Company during 2006 and cash on hand at December 31, 2005, management expects the Company to be able to meet its obligations as they become due during 2006. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

[2]  Revenue recognition:

With respect to RPNavigator license fees, all of the Company’s customers licensing RPNavigator are required as part of their agreements with the Company to receive consulting services with the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from both services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

[3]  Depreciation and amortization:

Depreciation is computed by the straight-line method and over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Depreciation expense amounted to $128,000 and $340,000 for the years ended December 31, 2005 and 2004, respectively.

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $59,000 and $96,000 for the years ended December 31, 2005 and 2004, respectively.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]  Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive, are as follows:

	December 31,
	2005	2004

Options	12,832,000	16,122,000

Total Potential Dilutive shares	12,832,000	16,122,000

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

[8]  Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 2005, the Company had deposited approximately $114,000 in one commercial bank.

[9]  Major customers:

Two customers, BCBS organizations, accounted for approximately 39% and approximately 32% of license fees and service revenue for the year ended December 31, 2005. Another major customer, Kaiser Permanente, accounted for approximately 22% of license fees and service revenue for the year ended December 31, 2005. Two customers, BCBS organizations, accounted for approximately 31% and approximately 24% of license fees and service revenue for the year ended December 31, 2004. Another major customer, Kaiser Permanente, accounted for approximately 21% of license fees and service revenue for the year ended December 31, 2004.

[10]  Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”,. The Company’s stock option plans are described in Note E. The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to all employee awards.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Year Ended December 31
	2005	2004

Reported net loss	(1,635,000)	(1,813,000)
Stock-based employee compensation included in reported net loss	48,000	—
Stock-based employee compensation determined under the fair value based method	(73,000)	(10,000)
Pro forma net loss	(1,660,000)	(1,823,000)
Basic and diluted loss per share:
As reported	(.03)	(.02)
Pro forma	(.03)	(.02)

The weighted average fair value of options granted in 2005 and 2004 was approximately $.015 and $.01, respectively, using the Black-Scholes Option Pricing model utilizing the following assumptions:
	December 31,
	2005	2004

Dividend yield	0	0
Volatility	149%	185%
Risk free interest rate	3.81%	3.01-3.39%
Expected life in years	5	5

[11]  Recently issued accounting standards:

Share Based Payment

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. Effective January 1, 2006, the statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors in the financial statements based on their fair values. The Company adopted FAS 123R on January 1, 2006 and will apply the provisions of the statement prospectively for any newly issued, modified, or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. The Company intends to continue to use the Black Scholes option-pricing model to calculate total stock compensation expense.

Note C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2005:

Trademark	$3,000
Software development cost	296,000

299,000

Less accumulated amortization	(297,000)

$2,000

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note C - INTANGIBLE ASSETS (CONTINUED)

[1]  Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]  Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release. Development costs related to software development are expensed as incurred.

Note D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005:

Computer equipment	$436,000
Furniture and fixtures	1,000
Office machines and telephone equipment	54,000
Leasehold improvements	2,000

493,000
Less accumulated depreciation and amortization	(356,000)

$137,000

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

Under the Plan, as amended, the Company has reserved an initial aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan shall be increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase shall be issued with respect to incentive stock options. The amount outstanding and available for issuance as of December 31, 2005 is 16,945,766 shares of Common Stock.

Pursuant to the terms of the Plan, the Committee will select the persons to be granted options and will determine: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note E - STOCKHOLDERS' EQUITY (CONTINUED)

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

Pursuant to the terms of the Director Stock Option Plan (the “Director Plan”), the Board of Directors may grant non-qualified stock options to non-employee directors and will determine: (i) the number of shares of the Company's common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of common stock is reserved for issuance. On January 19, 2001, the Company increased its authorized shares of common stock from 103,600,000 to 200,000,000 shares. As a result, the number of shares reserved for issuance under the Director Plan is 4,000,000 shares, and on account of the grants made in 1999 and 2005, no shares remain available for issuance under the Directors Plan.

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

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note E - STOCKHOLDERS' EQUITY (CONTINUED)

The total reserved shares remaining available for issuance under both plans are 7,813,755 shares of Common Stock.

In May 25, 2005, the Board approved a reduction in the exercise price, from various previously granted stock prices in excess of $.01 to $.01, of outstanding options to purchase 7,460,000 shares of common stock held by the shareholders. The Company recorded a charge to the Statement of Operations at the repricing date and at each reporting date, based upon subsequent changes in values of the price of the Company’s stock and recorded an aggregate charge for these employee stock options of $38,000 for the year ended December 31, 2005. These charges will cease upon adoption of FAS 123R in January 2006.

The following is a summary of stock option activity during the years ended December 31:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	16,122,000	$.13	10,046,000	$.22
Granted	5,200,000.01		7,489,000.02
Exercised	(7,018,000)	.01	-	-
Expired/Forfeited	(1,472,000)	.81	(1,413,000)	.11

Outstanding at end of year	12,832,000.009		16,122,000.13

Exercisable at end of year	3,677,000.009		7,933,000.25

The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.008	6,448,000	8.63	0.008	2,606,000	0.008
$.010	6,384,000	8.74	0.010	1,071,000	0.010

	12,832,000		$0.009	3,677,000	$0.009

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

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note F - INCOME TAX

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 are as follows:

Noncurrent portion of deferred tax assets/(liabilities):
Net operating loss carryforwards	7,262,000
Deferred rent	69,000
Tax/ book basis of fixed assets	390,000
Intangibles	589,000
Alternative minimum tax credit	55,000

Deferred tax assets	8,365,000
Valuation allowance	(8,365,000)

$0

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net operating loss carryforwards of approximately $18,619,000 at December 31, 2005, expiring through 2024. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is reasonably possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $635,000 and $704,000 for the years ended December 31, 2005 and 2004, respectively. The Company incurred state income tax of approximately $5,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. The Company has adjusted deferred tax assets for 2004 to conform to its tax returns as filed.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:
	Year Ended December 31,
	2005	2004

Income taxes at federal statutory rate	$(554,000)	$(615,000)
Permanent differences	2,000	2,000
Change in valuation allowance	635,000	704,000
State taxes, net of federal benefit	(82,000)	(92,000)
Other	4,000	4,000
	$5,000	$3,000

Note G - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]  Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.

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

[3]  Operating leases:

The Company has a lease for office space expiring in March 2011, which as discussed in Note H was amended on January 10, 2005. Minimum annual lease payments for office space and equipment for each of the next five years ending December 31 and thereafter are as follows:

Year Ending	Office Space

2006	$350,000
2007	450,000
2008	550,000
2009	650,000
2010	750,000
Thereafter	188,000

$2,938,000

Rent expense for the years ended December 31, 2005 and 2004 was $526,000 and $258,000, respectively.

[4]  Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $52,000 and $64,000 for the years ended December 31, 2005 and 2004, respectively.

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note H - ADJUSTMENT TO ESTIMATED OPERATING LEASE LIABILITY AND WRITE DOWN OF LEASEHOLD IMPROVEMENTS:

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

During 2004, the Company continued its negotiation with the landlord and on January 10, 2005, the Company entered into a Lease Amendment commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the Lease, March 31, 2011, remains unchanged by the Lease Amendment.

For the year ended December 31, 2004, the Company accreted interest of $110,000, which is recognized as an increase in the carrying amount of the liability and as an expense. During 2004, the Company continued to pay the landlord the rent under the lease. The Company recorded a rent expense of approximately $258,000 representing rent for space being used as contemplated. The balance of rent payment of $437,000 was applied against the liability. In accordance with SFAS No. 146 the cumulative effect of a change from the revisions of the lease was recognized as an adjustment to the liability and was reported as a gain of $1,623,000 during 2004.

Further in connection with the amended lease, during 2004 the Company wrote off certain leasehold improvements, furniture and fixtures and equipment with a net book value of $501,000 and included this as a loss on assets write-off in the accompanying consolidated statements of operations.

Under the Lease Amendment, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Lease Amendment and the original lease.

At December 31, 2005, this additional rent that would be due if the Company failed to meet the conditions of the amendment would be $ 346,000. Additional minimum lease payments for each of the next five years ended December 31 and thereafter that would be due if the Company failed to meet the conditions of the amendment are as follows:

Year	Office
Ending	Space

2006	$367,000
2007	274,000
2008	174,000
2009	95,000
2010	1,000
Thereafter	0

$911,000

CAREADVANTAGE, INC. AND SUBSIDIARIES

Note I - STAND BY LETTER OF CREDIT

During 2001, the Company obtained an irrevocable letter of credit in the amount of $92,793 in favor of the landlord for the Company’s obligation under its real estate lease. This letter expired as of March 31, 2005 and was not renewed.

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

10.49
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

10.50
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25,2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.51
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

10.52
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*.

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