Form 10QSB
period 2006-03-31
CAREADVANTAGE INC
filed 2006-05-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐   No ☒

The number of shares of Common Stock outstanding as of April 27, 2006 is 53,417,221

Transitional Small Business Disclosure Format
Yes ☐      No ☒

I N D E X

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2006	2005
Current assets:	Unaudited
Cash and cash equivalents	$257,000	$114,000
Accounts receivable	297,000	457,000
Other current assets	60,000	108,000
Total current assets	614,000	679,000

Property and equipment, at cost less accumulated depreciation	107,000	137,000
Intangible assets, net of accumulated depreciation	1,000	2,000
Other assets	167,000	167,000

Total Assets	$889,000	$985,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$93,000	$139,000
Accrued compensation and related benefits	81,000	105,000
Deferred revenue	134,000	-
Accrued expenses and other current liabilities	104,000	112,000

Total current liabilities	412,000	356,000

Long term liabilities:

Deferred rent	220,000	176,000

Total Liabilities	$632,000	$532,000

Stockholders' equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 106,812,041shares and outstanding 53,417,221shares	107,000	107,000
Additional capital	23,920,000	23,952,000
Deferred compensation cost	-	(40,000)
Accumulated deficit	(23,508,000)	(23,304,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	257,000	453,000
Total Liabilities and Stockholders' Equity	$889,000	$985,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
License fees and service revenue	$945,000	$558,000

Costs of services	442,000	311,000

Gross profit	503,000	247,000

Operating cost and expenses:

Selling, general and administrative	706,000	771,000

Operating (loss)	(203,000)	(524,000)

Interest income	-	5,000

Provision for income taxes	1,000	3,000

Net (loss)	(204,000)	(522,000)

Net (loss) per share of common stock-	($. 00)	($.01)

Weighted average number of common shares outstanding -

Basic and diluted	53,417,000	46,400,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(204,000)	$(522,000)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

Depreciation and amortization	31,000	55,000
Employee Stock option compensation cost	8,000	-
Deferred revenue	134,000	-

Change in assets and liabilities:

Accounts receivable	160,000	(161,000)
Other assets	48,000	-
Accounts payable	(46,000)	(38,000)
Deferred rent	44,000	44,000
Accrued expenses and other liabilities	(32,000)	(42,000)

Net cash provided by/(used in) operating activities	143,000	(664,000)

Cash flows from investing activity:

Capital expenditures	-	(13,000)

Cash flows from financing activity:

Transfer from restricted cash	-	100,000

Net increase/(decrease) in cash	143,000	(577,000)

Cash and cash equivalents - beginning of period	114,000	1,488,000

Cash and cash equivalents - end of period	$257,000	$911,000

See Notes to Unaudited Condensed Consolidated Financial Statements

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

As part of offering its management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company provides consulting services in connection with licensing RPNavigator to its customers.

[2]     Basis of presentation:

The condensed consolidated financial statements as of March 31, 2006 and for the three-month period ended March 31, 2006 and 2005 have been prepared by Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2006 are not necessarily indicative of operating results to be expected for the full year.

For the three month periods ended March 31, 2006 and 2005, the Company has incurred net losses of ($204,000) and ($522,000), respectively and has an accumulated deficit of ($23,508,000) as of March 31, 2006. Additionally, the Company has $257,000 of cash and cash equivalents at March 31, 2006. The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $558,000 for the three months ended March 31, 2005 to $945,000 for the three months ended March 31, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on a forecast prepared by management of increased revenue of the Company during 2006 and cash on hand at March 31, 2006, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive, are as follows:

	March 31,
	2006	2005

Options	12,832,000	15,586,000

Total Potential Dilutive shares	12,832,000	15,586,000

Note C-- Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS123R for all share-based payments (i) granted after the effective date of the adoption and (ii) granted prior to the effective date of the adoption and that remain unvested on the date of the adoption.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under the provisions of APB25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of the grant.

The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to the prior period in comparison to the current period, where it was applied.

Three Months Ended
March 31,
2005
Reported net (loss)	(522,000)
Stock-based employee compensation determined under the fair value based method, net of tax	5,000
Pro forma net (loss)	(527,000)

Basic and diluted (loss) per share:
As reported	(.01)
Pro Forma	(.01)

For the three months ended March 31, 2006, the Company included approximately $8,000 of share-based compensation in its Statement of Operations. No share-based compensation was included in the Company’s Statement of Operations for the three month period ended March 31, 2005.

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three months ended March 31, 2006.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option:
Outstanding at December 31, 2005	12,832,000	$0.01
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding as of March 31, 2006	12,832,000	$0.01	8.44	$108,000
Vested or expected to vest	12,832,000	$0.01	8.44	$108,000
Exercisable at March 31, 2006	4,308,000	$0.01	7.65	$34,000

The following summarizes the activity of the Company’s non-vested stock options for the three months ended March 31, 2006.

		Weighted
		Average
		Exercise
	Shares	Price
Non-vested at January 1, 2006	9,155,000	$0.01
Granted	-	-
Canceled or expired	-	-
Vested	(631,000)	$0.01
Non-vested at March 31, 2006	8,524,000	$0.01

As of March 31, 2006, there was approximately $50,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.84 years.

For the purposes of the disclosure in the foregoing table and for the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based on the Company’s historical stock volatility. The following table illustrates the assumptions used in the Company’s Black-Scholes calculations to determine the stock option expense for the three months ended March 31, 2005.

March 31,
2005
Risk free interest rate	3.81%
Dividend yield	0%
Volatility factor	128%
Expected life in years	5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which may result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

Under FAS123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate. For the three months ended March 31, 2006, the company did not grant any options and therefore did not estimate any forfeitures.

Note D--Contingencies:

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

Note E—Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. Collateral is not required to support these financial instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

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

The Company is now focusing on offering its management and consulting services. As part of this effort, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources - General Overview”.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2006 with those for the three months ended March 31, 2005. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2006 and March 31, 2005 were approximately $945,000 and $558,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amounts represent an increase of approximately $387,000 for the three-month period ended March 31, 2006 from the corresponding period of the prior year. The increase in revenues of approximately $387,000 was primarily attributable to increased revenue of approximately $86,000 in new business relating to RPNavigator and approximately $301,000 in related consulting business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2006 and March 31, 2005 was approximately $442,000 and $311,000, respectively. This represents an increase of approximately $131,000 for the three-month period ended March 31, 2006 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended March 31, 2005 was primarily due to increased personnel costs of approximately $86,000 relating to re-classification of employees from indirect cost to direct cost of services and professional costs of approximately $45,000, which includes approximately $32,000 due to license fees relating to increased business.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2006 and March 31, 2005 were approximately $706,000 and $771,000, respectively. This represents a decrease of approximately $65,000 for the three-month period ended March 31, 2006 over the corresponding period of the prior year. This decrease for the three-month period ended March 31, 2006 is primarily due to decreases in personnel costs of approximately $78,000, information and communication costs of approximately $3,000 and depreciation and amortization costs of approximately $24,000, offset by increases in travel costs of approximately $7,000, professional and consulting costs of approximately $25,000 and other general and administrative costs of approximately $8,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2006, the Company had working capital of approximately $202,000, stockholders equity of approximately $257,000 and an accumulated deficit since its inception of approximately $23,508,000.

Because the Company ceased offering health care containment services three years ago, the Company is now concentrating on offering its management and consulting services (the “Management Services”). At the present time, the Company’s primary focus now is to build up revenues from the Management Services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company will enable its customers to:

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

The Company believes that the Management Services business has the potential to generate positive cash flows for the Company. As of April 1, 2006, the Company amended its Services and License Agreement with Kaiser Foundation Health Plan of the Northwest (“Kaiser”) dated as of January 1, 2005, to provide Kaiser more extensive services in exchange for increased compensation. Management believes that opportunities such as this will enhance business prospects, facilitate a more significant market penetration and improve revenues and profitability for the Company.

Financial condition:

At March 31, 2006, the Company had cash of approximately $257,000 and working capital of approximately $202,000. At December 31, 2005, the Company had cash of approximately $114,000 and working capital of approximately $323,000.

Net cash provided by operating activities amounted to approximately $143,000 for the three-month period ended March 31, 2006. The cash provided from operations related principally to a decrease in accounts receivable of approximately $160,000, a decrease in other assets of approximately $48,000, an increase in deferred rent of approximately $44,000, an increase in deferred revenue of approximately $134,000 and other non cash charges of approximately $39,000, offset by the Company’s three-month loss of approximately $204,000, a decrease in accounts payable of approximately $46,000 and a decrease in accrued expenses of approximately $32,000.

There were no cash flows from investing activity for the three-month period ended March 31, 2006.

There were no cash flows from financing activity for the three-month period ended March 31, 2006.

The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $558,000 for the quarter ended March 31, 2005 to $945,000 for the quarter ended March 31, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on a forecast prepared by management of increased revenue of the Company during the next year and cash on hand at March 31, 2006, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

Application of Critical Accounting Policies:

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements. Deferred revenue consists of payments received in advance of revenue being earned and will be recognized on a monthly basis as the services are provided.

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

During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, commenced March 2002 and pending in the Superior Court of the State of Rhode Island, arises out of the defendants’ termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment (i) that the Company’s failure to attain Performance Goals under the Agreement was as a result of the defendants’ conduct, (ii) that defendants lacked cause to terminate the Agreement based on the Company’s failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to defendants’ hiring a physician formerly employed by the Company

For a description of additional legal proceedings, see Note D to the Financial Statements. With the exception of the legal proceedings described above and in Note D to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended March 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

May 15, 2006                                   /s/ Dennis J. Mouras
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

3.1	Registrant's Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation incorporated by reference to the Company’s Information Statement dated December 29, 2000.

3.2	Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

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

10.35
Services Agreement dated as of January 1, 1999, by and between HealthNow New York, Inc. ("HNNY") and the Company, incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10KSB for the year ended September 30, 1998

10.36
Amended and Restated Employment Agreement, dated as of September 29, 1998, with Richard W. Freeman, M.D., CAHS and the Company (the “Freeman Employment Agreement”), incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

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

10.49
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-KSB for the year ended December31, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.50
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25,2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.51
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006, incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10-KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.52
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006, incorporated by reference as Exhibit 10.52 filed with the Company’s Form 10-KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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