Form 10QSB
period 2006-06-30
CAREADVANTAGE INC
filed 2006-08-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of July 24, 2006 is 56,717,221

Transitional Small Business Disclosure Format
Yes ☐ No ☒

I N D E X

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006 Unaudited	2005

ASSETS
Current assets:
Cash and cash equivalents	$221,000	$114,000
Accounts receivable, net	358,000	457,000
Other current assets	62,000	108,000
Total current assets	641,000	679,000

Property and equipment, net	78,000	137,000
Intangible assets	1,000	2,000
Other assets	167,000	167,000

Total Assets	$887,000	$985,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$114,000	$139,000
Accrued compensation and related benefits	108,000	105,000
Deferred revenue	26,000	-
Accrued expenses and other current liabilities	104,000	112,000

Total current liabilities	352,000	356,000

Long term liabilities:

Deferred rent	264,000	176,000

Total Liabilities	$616,000	$532,000

Stockholders' equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 108,112,041 shares and outstanding 56,717,221 and 53,417,221 shares	110,000	107,000
Additional capital	23,972,000	23,952,000
Deferred compensation cost	-	(40,000)
Accumulated deficit	(23,549,000)	(23,304,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	271,000	453,000
Total Liabilities and Stockholders' Equity	$887,000	$985,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

License fees and service revenue	$1,095,000	$634,000	$2,040,000	$1,192,000

Costs of services	416,000	363,000	858,000	674,000

Gross profit	679,000	271,000	1,182,000	518,000

Operating cost and expenses:

Selling, general and administration	720,000	764,000	1,426,000	1,535,000

Operating (loss)	41,000	(493,000)	(244,000)	(1,017,000)

Interest income	-	3,000	-	8,000

Provision for income taxes	-	-	1,000	3,000

Net (loss)	$(41,000)	$(490,000)	$(245,000)	$(1,012,000)

Net (loss) per share of common stock	$.00	$(.01)	$.00	$(.02)

Weighted average number of common shares outstanding -

Basic and diluted	55,862,000	46,400,000	54,646,000	46,400,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:

Net (loss)	$(245,000)	$(1,012,000)

Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities:

Depreciation and amortization	60,000	109,000
Employee stock compensation cost	50,000	37,000

Change in assets and liabilities:

Accounts receivable	99,000	(126,000)
Other assets	46,000	(90,000)
Accounts payable	(25,000)	6,000
Deferred rent	88,000	88,000
Deferred revenue	26,000	-
Accrued expenses and other liabilities	(5,000)	(26,000)

Net cash provided by/(used in) operating activities	94,000	(1,014,000)

Cash flows from investing activity:

Capital expenditures	-	(27,000)

Cash flows from financing activity:

Proceeds from issuance of common stock	13,000	-
Transfer from restricted cash	-	100,000

Net increase/(decrease) in cash	107,000	(941,000)

Cash and cash equivalents - beginning of period	114,000	1,488,000

Cash and cash equivalents - end of period	$221,000	$547,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

As part of offering its management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.

[2] Basis of presentation:

The condensed consolidated financial statements as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2006 are not necessarily indicative of operating results to be expected for the full year.

For the six month periods ended June 30, 2006 and 2005, the Company has incurred net losses of  ($245,000) and ($1,012,000), respectively and has an accumulated deficit of ($23,549,000) as of June 30, 2006. Additionally, the Company has $221,000 of cash and cash equivalents at June 30, 2006. The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $1,192,000 for the six months ended June 30, 2005 to $2,040,000 for the six months ended June 30, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on cash on hand at June 30, 2006 and a forecast prepared by management indicating an increased level of revenue, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive are as follows:

	June 30,
	2006	2005

Options	20,110,000	19,775,000

Total Potential Dilutive shares	20,110,000	19,775,000

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

The following table illustrates the effect on net (loss) per share if the fair value based method had been applied to the prior periods in comparison to the current periods, where it was applied.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Reported net (loss)	(490,000)	(1,012,000)

Stock-based employee compensation included in reported net (loss)	37,000	37,000
Stock-based employee compensation determined under the fair value based method, net of tax	(42,000)	(47,000)
Pro forma net (loss)	(495,000)	(1,022,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.02)
Pro forma	(.01)	(.02)

For the three months and six months ended June 30, 2006, the Company included approximately $12,000 and $19,000, respectively, of share-based compensation in its Statement of Operations. For the three and six months ended June 30, 2005, the Company included approximately $37,000 of share-based compensation in the Company’s Statement of Operations.

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the six months ended June 30, 2006.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at December 31, 2005	12,832,000	$0.010
Granted	8,578,000	$0.015
Exercised	(1,300,000)	$0.010
Canceled or expired	-	-
Outstanding as of June 30, 2006	20,110,000	$0.012	8.87	$64,000

Exercisable at June 30, 2006	5,439,000	$0.010	7.62	$28,000

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price

Non-vested at January 1, 2006	9,155,000	$0.010
Granted	8,578,000	$0.015
Exercised	(1,300,000)	$0.010
Canceled or expired	-	-
Vested	(1,762,000)	$0.009
Non-vested at June 30, 2006	14,671,000	$0.013

As of June 30, 2006, there was approximately $116,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average of 2.33 years.

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.009 and $0.010, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $6,500 and $36,024, respectively.

For the purposes of the disclosure in the foregoing table and for the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based on the Company’s historical stock volatility. The following table illustrates the assumptions used in the Company’s Black-Scholes calculations to determine the stock option expense for the three and six months ended June 30, 2006.

June 30,
2006

Risk free interest rate	4.99%
Dividend yield	0%
Volatility factor	91%
Expected life in years	5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

Under FAS123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate. Under FAS123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

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

Note F--Exercise of Stock Options

During the six months ended June 30, 2006, the exercise of certain stock options resulted in the issuance of 1,300,000 shares of common stock for proceeds of $13,000.

Note G—Restricted Stock

On May 16, 2006, the Company’s Board of Directors granted as a bonus to a key employee 2,000,000 shares of the Company’s Common Stock, which shares vested immediately and are not registered under federal or state securities laws. For the period ended June 30, 2006, the Company recorded approximately $30,000 in stock based compensation expense in connection with this stock grant, which is based on the fair value of the stock on the grant date. As of June 30, 2006, there was no unrecognized compensation cost related to the shares.

Note H—Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2006, with those for the three and six months ended June 30, 2005. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

The Company believes that the Management Services business has the potential to generate positive cash flows for the Company. As of April 1, 2006, the Company amended its Services and License Agreement with Kaiser Foundation Health Plan of the Northwest (“Kaiser”) dated as of January 1, 2005, to provide Kaiser more extensive services in exchange for increased compensation. As of June 1, 2006, the Company amended its Services and License Agreement with Blue Cross Blue Shield of Texas (“BCBSTX”) dated as of August 18, 2003, to provide BCBSTX more extensive services in exchange for increased compensation. Management believes that opportunities such as this will enhance business prospects, facilitate a more significant market penetration and improve revenues and profitability for the Company.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $1,095,000 and $634,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amount represents an increase of approximately $461,000 for the three-month period ended June 30, 2006 from the corresponding period of the prior year. The increase for the three months ended June 30, 2006 was primarily attributable to increased revenue of approximately $392,000 in current customer business due to increased services provided to existing customers and increased revenue of approximately $69,000 in related consulting business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2006 and June 30, 2005 was approximately $416,000 and $363,000, respectively. This represents an increase of approximately $53,000 for the three-month period ended June 30, 2006 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended June 30, 2006 was primarily due to increased personnel costs of approximately $41,000, travel costs of approximately $2,000 and an increase of approximately $10,000 in professional costs. The Company’s direct costs are mostly fixed with the exception of its licensing fees. Any variation in direct costs is largely due to increased licensing fees related to increased revenue. As a result of this, as the Company begins to experience revenue growth, its margins are expected to improve favorably. Other direct costs, such as personnel costs, may increased only if a large volume of increased business occurs where additional staffing would be required.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $720,000 and $764,000, respectively. This represents a decrease of approximately $44,000 for the three-month period ended June 30, 2006 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2006 is primarily due to decreases in personnel costs of approximately $42,000, decreased professional costs of approximately $2,000, facility costs of approximately $5,000 and a reduction in depreciation and amortization costs of approximately $24,000, offset by increases in travel costs of approximately $7,000, an increase of approximately $5,000 in information and communication costs and an increase of approximately $17,000 in other general and administrative costs.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2006 and June 30, 2005 were approximately $2,040,000 and $1,192,000, respectively. This represents an increase of approximately $848,000 for the six-month period ended June 30, 2006 from the corresponding period of the prior year. The increase for the six months ended June 30, 2006 was primarily attributable to increased revenue of approximately $700,000 in current customer business due to increased services provided to existing customers and increased revenue of approximately $148,000 in related consulting business.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2006 and June 30, 2005 was approximately $858,000 and $674,000, respectively. This represents an increase of approximately $184,000 for the six-month period ended June 30, 2006 over the corresponding period of the prior year. The increase in the cost of services for the six-month period ended June 30, 2006 was primarily due to increased personnel costs of approximately $127,000 relating to departmental restructuring, professional costs of approximately $55,000, which includes approximately $52,000 due to license fess relating to increased business and travel costs of approximately $2,000. The Company’s direct costs are mostly fixed with the exception of its licensing fees. Any variation in direct costs is largely due to increased licensing fees related to increased revenue. As a result of this, as the Company begins to experience revenue growth, its margins are expected to improve favorably. Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2005 and June 30, 2004 were approximately $1,426,000 and $1,535,000, respectively. This represents a decrease of approximately $109,000 for the six-month period ended June 30, 2006 over the corresponding period of the prior year. This decrease for the six-month period ended June 30, 2006 is primarily due to decreased personnel costs of approximately $120,000, facility costs of approximately $5,000 and depreciation and amortization costs of approximately $48,000, offset by increases in information and communication costs of approximately $2,000, travel costs of approximately $14,000, professional costs of approximately $23,000 and other general and administrative costs of approximately $25,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2006, the Company had working capital of approximately $289,000, stockholders equity of approximately $271,000 and an accumulated deficit of approximately $23,549,000.

Financial condition:

At June 30, 2006, the Company had cash of approximately $221,000 and working capital of approximately $289,000. At December 31, 2005, the Company had cash of approximately $114,000 and working capital of approximately $323,000.

Net cash provided by operating activities amounted to approximately $94,000 for the six-month period ended June 30, 2006. The cash provided by operations related principally to a decrease in accounts receivable of approximately $99,000, a decrease in other assets of approximately $46,000, an increase in deferred rent of approximately $88,000, an increase in deferred revenue of approximately $26,000 and other non cash charges of approximately $110,000, offset by the Company’s six-month loss of approximately $245,000, a decrease in accounts payable of approximately $25,000 and a decrease in accrued expenses of approximately $5,000.

There were no cash flows from investing activity for the six-month period ended June 30, 2006.

Net cash provided from financing activities for the six-month period ended June 30, 2006 was $13,000 related to proceeds from issuance of common stock.

The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $1,192,000 for the six months ended June 30, 2005 to $2,040,000 for the six months ended June 30, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on cash on hand at June 30, 2006 and a forecast prepared by management indicating an increased level of revenue, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

Application of Critical Accounting Policies:

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements included in the Company’s 2005 Annual Report on Form 10-KSB. Deferred revenue consists of payments received in advance of revenue being earned and will be recognized on a monthly basis as the services are provided.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

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

During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended June 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 14, 2006	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.53
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

10.54
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

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

*filed herewith
** furnished herewith