Form 10QSB
period 2006-09-30
CAREADVANTAGE INC
filed 2006-11-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of October 16, 2006 is 56,717,221

Transitional Small Business Disclosure Format

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$303,000	$114,000
Accounts receivable, net	427,000	457,000
Other current assets	56,000	108,000
Total current assets	786,000	679,000

Property and equipment, net	53,000	137,000
Intangible assets	-	2,000
Other assets	167,000	167,000

Total Assets	$1,006,000	$985,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$140,000	$139,000
Accrued compensation and related benefits	72,000	105,000
Deferred revenue	13,000	-
Accrued expenses and other current liabilities	100,000	112,000

Total current liabilities	325,000	356,000

Long term liabilities:

Deferred rent	308,000	176,000

Total Liabilities	$633,000	$532,000

Stockholders' equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued

Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 110,112,041 shares and outstanding 56,717,221 and 53,417,221 shares	110,000	107,000
Additional capital	23,985,000	23,952,000
Deferred compensation cost	-	(40,000)
Accumulated deficit	(23,460,000)	(23,304,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	373,000	453,000
Total Liabilities and Stockholders' Equity	$1,006,000	$985,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

License fees and service revenue	$1,234,000	$755,000	$3,274,000	$1,946,000

Costs of services	453,000	376,000	1,311,000	1,049,000

Gross profit	781,000	379,000	1,963,000	897,000

Operating cost and expenses:

Selling, general and administration	691,000	773,000	2,117,000	2,307,000

Operating income/(loss)	90,000	(394,000)	(154,000)	(1,410,000)

Interest income	-	1,000	-	8,000

Provision for income taxes	1,000	1,000	2,000	5,000

Net profit/(loss)	$89,000	$(394,000)	$(156,000)	$(1,407,000)

Net profit/(loss) per share of common stock -
basic and diluted	$.00	($.01)	$.00	($.03)

Weighted average number
of common shares outstanding -

Basic	56,717,000	50,949,000	55,410,000	47,933,000

Diluted	61,920,000	50,949,000	55,410,000	47,933,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:

Net (loss)	$(156,000)	$(1,407,000)

Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities:

Depreciation and amortization	91,000	155,000
Employee stock compensation cost	63,000	57,000

Change in assets and liabilities:

Accounts receivable	30,000	(246,000)
Other assets	52,000	1,000
Accounts payable	1,000	72,000
Deferred rent	132,000	132,000
Deferred revenue	13,000	-
Accrued expenses and other liabilities	(45,000)	(71,000)

Net cash provided by/ (used in) operating activities	181,000	(1,307,000)

Cash flows from investing activity:

Capital expenditures	(5,000)	(39,000)

Cash flows from financing activity:

Proceeds from exercise of common stock options	13,000	69,000
Transfer from restricted cash	-	100,000

Net cash provided by financing activities	13,000	169,000

Net increase/ (decrease) in cash	189,000	(1,177,000)

Cash and cash equivalents - beginning of period	114,000	1,488,000

Cash and cash equivalents - end of period	$303,000	$311,000

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

[2]  Basis of presentation:

The condensed consolidated financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2005 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2006 are not necessarily indicative of operating results to be expected for the full year.

For the nine month periods ended September 30, 2006 and 2005, the Company has incurred net losses of $ (156,000) and ($1,407,000), respectively and has an accumulated deficit of ($23,460,000) as of September 30, 2006. Additionally, the Company has $303,000 of cash and cash equivalents at September 30, 2006. The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $1,946,000 for the nine months ended September 30, 2005 to $3,274,000 for the nine months ended September 30, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on cash on hand at September 30, 2006 and a forecast prepared by management indicating an increased level of revenue, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

On September 28, 2006, the Company was notified by Kaiser Foundation Health Plan of the Northwest (“Kaiser”) that Kaiser was exercising its right to terminate the Services and License Agreement between the Company and Kaiser (the “Agreement”). Accordingly, the Agreement will terminate effective December 31, 2006. Pursuant to the Agreement, the Company provided Management Services to Kaiser and licensed to Kaiser access to the RPNavigator tool. Kaiser informed the Company that it had to terminate the Agreement due to budget issues.

Although the Agreement has accounted for a sizable amount of the Company’s revenues over the past several years, the Company does not believe that the termination will materially adversely impact the Company’s ongoing business and operations. The Company is continuing to assess the impact of the termination of the Agreement on the Company’s business. The Company will attempt to compensate for the terminated Agreement by using its resources to expand its current service to existing customers, market its services to and enter into contracts with new customers, and, if necessary, implement cost reductions measures until the revenues are replaced. There is no assurance, however, that any of these measures will be successful.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because to do so would have been anti-dilutive are as follows:

	September 30,
	2006	2005

Options	20,110,000	12,757,000

Total Potential Dilutive shares	11,532,000	12,757,000

Note C-- Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS123R for all share-based payments (i) granted after the effective date of the adoption and (ii) granted prior to the effective date of the adoption and that remain unvested or modified on the date of the adoption.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Reported net (loss)	(394,000)	(1,407,000)
Stock-based employee compensation included in reported net (loss)	20,000	57,000

Stock-based employee compensation determined under the fair value based method, net of tax	(7,000)	(54,000)
Pro forma net (loss)	(381,000)	(1,404,000)

Basic and diluted (loss) per share:
As reported	(.01)	(.03)
Pro forma	(.01)	(.03)

For the three months and nine months ended September 30, 2006, the Company included approximately $14,000 and $33,000, respectively, of share-based compensation in its Statement of Operations. For the three and nine months ended September 30, 2005, the Company included approximately $20,000 and $57,000, respectively, of share-based compensation in the Company’s Statement of Operations.

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the nine months ended September 30, 2006.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option:
Outstanding at December 31, 2005	12,832,000	$0.010
Granted	8,578,000	$0.015
Exercised	(1,300,000)	$0.010
Canceled or expired	-	-
Outstanding as of September 30, 2006	20,110,000	$0.012	8.62	$144,000

Exercisable at September 30, 2006	6,500,000	$0.010	7.50	$60,000

Expected to vest after September 30, 2006	13,611,000	$0.013	2.14	$84,000

The following summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price

Non-vested at January 1, 2006	9,155,000	$0.010
Granted	8,578,000	$0.015
Exercised	(1,300,000)	$0.010
Canceled or expired	-	-
Vested	(2,822,000)	$0.009
Non-vested at September 30, 2006	13,611,000	$0.013

As of September 30, 2006, there was approximately $102,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average of 2.14 years.

The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2006 was $0.010 and $0.015, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $64,000 and $12,000, respectively.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based on the Company’s historical stock volatility. The following table illustrates the assumptions used in the Company’s Black-Scholes calculations to determine the stock option expense.

	September 30,	September 30,
	2006	2005

Risk free interest rate	4.99%	4.13%
Dividend yield	0%	0%
Volatility factor	91%	185%
Expected life in years	5	5

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

Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate. Under FAS123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

During the nine months ended September 30, 2006, the exercise of certain stock options resulted in the issuance of 1,300,000 shares of common stock for proceeds of $13,000.

On May 16, 2006, the Company’s Board of Directors granted as a bonus to a key employee 2,000,000 shares of the Company’s Common Stock with a fair value of $30,000, which shares vested immediately and are not registered under federal or state securities laws. For the period ended September 30, 2006, the Company recorded approximately $30,000 in stock based compensation expense in connection with this stock grant, which is based on the fair value of the stock on the grant date. As of September 30, 2006, there was no unrecognized compensation cost related to the shares.

Note D--Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. The lawsuit is scheduled to be tried in May 2007.

Note E—Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. Collateral is not required to support these financial instruments.

Note F—Recent Accounting Pronouncements

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

As part of the Company’s offering of management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources - General Overview”.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2006, with those for the three and nine months ended September 30, 2005. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Because the Company ceased offering health care containment services three years ago, the Company is now concentrating on offering its management and consulting services (the “Management Services”). At the present time, the Company’s primary focus is to build up revenues from the Management Services, which will require the Company to devote significant resources, both in the time and efforts of its employees as well as funding, to promote and support these activities. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company enables its customers to:

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

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $1,234,000 and $755,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amount represents an increase of approximately $479,000 for the three-month period ended September 30, 2006 from the corresponding period of the prior year. The increase for the three months ended September 30, 2006 was primarily attributable to increased revenue of approximately $402,000 in current customer business due to increased services provided to existing customers and increased revenue of approximately $77,000 in related consulting business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2006 and September 30, 2005 was approximately $453,000 and $376,000, respectively. This represents an increase of approximately $77,000 for the three-month period ended September 30, 2006 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended September 30, 2006 was primarily due to increases in personnel costs of approximately $45,000, travel costs of approximately $1,000 and professional costs of approximately $31,000. The Company’s direct costs are mostly fixed with the exception of its costs associated with licensing fees. Any variation in direct costs is largely due to increased licensing fees related to increased revenue. As a result of this, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, the Company has experienced revenue growth and its margins have improved favorably, 63% gross profit margin and 50% gross profit margin, respectively. Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $691,000 and $773,000, respectively. This represents a decrease of approximately $82,000 for the three-month period ended September 30, 2006 over the corresponding period of the prior year. This decrease for the three-month period ended September 30, 2006 is primarily due to decreases in personnel costs of approximately $45,000, decreased professional costs of approximately $33,000, decreased facility costs of approximately $4,000, decreases in other general and administrative costs of approximately $10,000 and a reduction in depreciation and amortization costs of approximately $16,000, offset by increases in information and communication costs of approximately $26,000.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2006 and September 30, 2005 were approximately $3,274,000 and $1,946,000, respectively. This represents an increase of approximately $1,328,000 for the nine-month period ended September 30, 2006 from the corresponding period of the prior year. The increase for the nine months ended September 30, 2006 was primarily attributable to increased revenue of approximately $1,102,000 in current customer business due to increased services provided to existing customers and increased revenue of approximately $226,000 in related consulting business.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2006 and September 30, 2005 was approximately $1,311,000 and $1,049,000, respectively. This represents an increase of approximately $262,000 for the nine-month period ended September 30, 2006 over the corresponding period of the prior year. The increase in the cost of services for the nine-month period ended September 30, 2006 was primarily due to increased personnel costs of approximately $173,000 relating to departmental restructuring from indirect cost to direct cost of services, increased professional costs of approximately $85,000, which includes approximately $82,000 due to license fess relating to increased business and increased travel costs of approximately $4,000. The Company’s direct costs are mostly fixed with the exception of its licensing fees. Any variation in direct costs is largely due to increased licensing fees related to increased revenue. As a result of this, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, the Company has experienced revenue growth and its margins have improved favorably, 60% gross profit margin and 46% gross profit margin, respectively. Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2006 and September 30, 2005 were approximately $2,117,000 and $2,307,000, respectively. This represents a decrease of approximately $190,000 for the nine-month period ended September 30, 2006 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2006 is primarily due to decreases in personnel costs of approximately $166,000, facility costs of approximately $9,000, professional costs of approximately $10,000 and depreciation and amortization costs of approximately $64,000, offset by increases in information and communication costs of approximately $29,000, travel costs of approximately $15,000 and other general and administrative costs of approximately $15,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2006, the Company had working capital of approximately $461,000, stockholders equity of approximately $373,000 and an accumulated deficit of approximately $23,460,000.

Financial condition:

At September 30, 2006, the Company had cash of approximately $303,000 and working capital of approximately $461,000. At December 31, 2005, the Company had cash of approximately $114,000 and working capital of approximately $323,000.

Net cash provided by operating activities amounted to approximately $181,000 for the nine-month period ended September 30, 2006. The 2006 increase in cash is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by Company’s nine-month loss of approximately $156,000.

Net cash used in investing activities amounted to approximately $5,000 for the nine-month period ended September 30, 2006 and is due to capital expenditures during the nine-month period.

Net cash provided from financing activities for the nine-month period ended September 30, 2006 was $13,000 related to proceeds from exercise of common stock options.

The Company has changed its business model over the past three years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $1,946,000 for the nine months ended September 30, 2005 to $3,274,000 for the nine months ended September 30, 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on cash on hand at September 30, 2006 and a forecast prepared by management indicating an increased level of revenue, management expects the Company to be able to meet its obligations as they become due for the next twelve months. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

On September 28, 2006, the Company was notified by Kaiser Foundation Health Plan of the Northwest (“Kaiser”) that Kaiser was exercising its right to terminate the Services and License Agreement between the Company and Kaiser (the “Agreement”). Accordingly, the Agreement will terminate effective December 31, 2006. Pursuant to the Agreement, the Company provided Management Services to Kaiser and licensed to Kaiser access to the RPNavigator tool. Kaiser informed the Company that it had to terminate the Agreement due to budget issues.

Although the Agreement has accounted for a sizable amount of the Company’s revenues over the past several years, the Company does not believe that the termination will materially adversely impact the Company’s ongoing business and operations. The Company is continuing to assess the impact of the termination of the Agreement on the Company’s business. The Company will attempt to compensate for the terminated Agreement by using its resources to expand its current service to existing customers, market its services to and enter into contracts with new customers, and, if necessary, implement cost reductions measures until the revenues are replaced. There is no assurance, however, that any of these measures will be successful.

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

During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

November 14, 2006	/s/ Dennis J. Mouras
Dennis J. Mouras Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

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

10.53
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

10.54
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

10.55
Letter from Kaiser Foundation Health Plan of the Northwest terminating Services and License Agreement, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 3, 2006.

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