Form 10KSB
period 2006-12-31
CAREADVANTAGE INC
filed 2007-04-02
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Annual Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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

Common Stock $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No  ☑

The Registrant’s revenues for its most recent fiscal year were $ 4,402,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 07, 2007 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $856,620.

The number of shares of common stock outstanding as of February 7, 2007 was 56,775,554.

Transitional Small Business Disclosure Format Yes ☐  No  ☑

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

Data transparency has several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way. So crucial is this factor that all of the major forces within the business, labor and health care community have come together in an attempt to provide the elements of structure and process that are the underpinnings of data transparency. The Consumer-Purchaser Disclosure Project, underwritten by the Robert Wood Johnson Foundation has as its goal, “to provide all Americans with publicly reported health care performance information by January 1, 2007.”  The “ shared vision [of this project] is that Americans will be able to select hospitals, physicians, and treatments based on nationally standardized measures for clinical quality, consumer experience, equity, and efficiency.”1

The above focus of the marketplace points to an increased emphasis on health care quality and cost-benefit. Tools that provide clear and defensible information that is based on best practice and express results based on the relative severity of disease of the underlying population provide full and accurate disclosure. The Gartner Group has stated, “Without severity adjusted data, no comparison can be made between entities within any stakeholder category (e.g. hospital vs. hospital or MCO vs. MCO) because all differences may be completely attributable to variations among the types and intensities of diseases underlying the data.” 2  The Gartner Report - The Gartner Group - 1999 Increasingly consumers, purchasers, insurers and providers will need tools that provide severity-adjusted data in order to provide a clear and accurate picture of health care quality attributable to different health plans and groups.

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

Operations

The Company utilizes a multi-disciplinary team approach in providing its management, data analysis and consulting services. The Company, through its employees and independent contractors, assesses care management operations, systems resources, integration and outcomes. Typically, assessment occurs on the client’s site, through interviews and data analysis. At the center of CareAdvantage’s data-driven analyses is RightPath® Navigator (RPNavigator), the next generation software solution and an element of the Company’s RightPath® Care Management product suite. RPNavigator categorizes and quantifies a population’s disease burden and provides a clear picture of the health status and severity associated with its clients’ member populations. RPNavigator’s underlying infrastructure incorporates classification methodologies from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member’s associated risks in intuitive ways. It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective.

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

Customers and Marketing

The Company currently provides its services to Blue Cross Blue Shield (“BCBS”) organizations, employers and other heath care purchasers pursuant to one or a combination of the compensation arrangements described above.

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

Employees

At December 31, 2006 the Company employed a total of 17 full-time employees. Of this total, 13 employees are engaged in servicing its clients. The 4 remaining employees include administrative support, finance, information systems and human resources personnel. None of the Company’s employees are party to any collective bargaining agreements.

Item 2.  Description of Property

The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. As a result of the Company’s ceasing to provide services to Horizon BCBSNJ, the Company no longer needed 20,500 square feet of this space.

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

At December 31, 2006, this additional rent that would be due if the Company failed to meet the conditions of the amendment would be $ 713,000. Additional minimum lease payments for each of the next four years ended December 31 and thereafter that would be due if the Company failed to meet the conditions of the amendment are as follows:

Year Ending	Office Space

2007	274,000
2008	174,000
2009	95,000
2010	1,000
Thereafter	0

$544,000

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

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently scheduled to be tried in May 2007.

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

	2006		2005
Quarter Ended	High	Low	High	Low
March 31,	$.02	$.02	$.02	$.01
June 30,	$.02	$.02	$.03	$.01
September 30,	$.02	$.02	$.03	$.01
December 31,	$.02	$.02	$.02	$.01

(b)	Holders: As of February 7, 2007 there were approximately 2,564 holders of record of the Company’s Common Stock. No shares of the Company’s preferred stock have been issued.

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

Risk Factors

Company Risk

We have had a history of losses. Although our Company was profitable for 2001 and 2002, we have experienced a history of significant operating losses on a consolidated basis. At December 31, 2006 we had working capital of approximately $495,000, stockholders’ equity of approximately $400,000 and an accumulated deficit of approximately $23,455,000.

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

On September 28, 2006, the Company was notified by Kaiser Foundation Health Plan of the Northwest (“Kaiser”) that Kaiser was exercising its right to terminate the Services and License Agreement between the Company and Kaiser (the “Agreement”). Accordingly, the Agreement terminated effective December 31, 2006. Pursuant to the Agreement, the Company provided Management Services to Kaiser and licensed to Kaiser access to the RPNavigator tool. Kaiser informed the Company that it had to terminate the Agreement due to budget issues.

Although the Agreement has accounted for revenues for the year, including $848,000 for 2006, the Company does not believe that the termination will materially adversely impact the Company’s ongoing business and operations. The Company is continuing to assess the impact of the termination of the Agreement on the Company’s business. The Company will attempt to compensate for the terminated Agreement by using its resources to expand its current service to existing customers, market its services to and enter into contracts with new customers, and, if necessary, implement cost reductions measures until the revenues are replaced. There is no assurance, however, that any of these measures will be successful.

Revenue from a limited number of customers comprises a significant portion of our total revenue. Two customers, BCBS organizations, accounted for approximately 53% and 22% of license fees and service revenue for the year ended December 31, 2006. As discussed above, Kaiser, another major customer that accounted for approximately 19% of license fees and service revenue for the year ended December 31, 2006, terminated its service agreement effective December 31, 2006 due to budget issues. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

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

We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company’s exposure for these activities is substantially reduced since it stopped providing utilization review and case management services as of December 31, 2002. Nonetheless, until all the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use that information. There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Furthermore, additional federal and state legislation governing the dissemination of patient health information may be proposed and adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to contractually pass on their obligations to other entities with which they do business; as such, we are indirectly impacted by various additional laws and regulations.

The Company and the healthcare industry generally are impacted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The two rules relevant to us and our customers—the Privacy Rule, and the Security Rule—are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Our common stock is subject to additional sales practice requirements for low priced securities. Our common stock is currently subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers that sell our shares of common stock to persons other than established customers and "accredited investors" or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses.

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

Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, the rule requires that broker dealers deliver to customers monthly statements that disclose recent price information for the "penny stock" held in the account and information on the limited market in penny stocks. Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

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

Results of Operations--12 Months Ended December 31, 2006 Compared to 12 Months Ended December 31, 2005

The following discussion compares the Company's results of operations for the 12 months ended December 31, 2006, with those for the 12 months ended December 31, 2005. The Company's consolidated financial statements and notes thereto included elsewhere in this report contains detailed information that should be referred to in conjunction with the following discussion.

Total revenues for the years ended December 31, 2006 and 2005 were approximately $4,402,000 and $2,844,000, respectively. The increase in revenues of approximately $1,558,000 was primarily attributable to increased revenue of approximately $1,250,000 in current customer business due to increased services, approximately $106,000 in new business and approximately $242,000 in related consulting business, offset by decreased revenue of approximately $40,000 due to termination of consulting arrangements in 2005.

Cost of services:

Cost of services for the years ended December 31, 2006 and 2005 were approximately $1,745,000 and $1,433,000, respectively. The increase in the cost of services of approximately $312,000 was primarily due to increases in personnel costs of approximately $217,000, travel costs of approximately $1,000 and professional costs of approximately $94,000, which includes an increase in licensing fees of approximately $102,000. The Company’s direct costs are mostly fixed with the exception of its costs associated with licensing fees. Any variation in direct costs is largely due to increased licensing fees related to increased revenue. As a result of this, for the twelve months ended December 31, 2006 compared to the twelve months ended December31, 2005, the Company has experienced revenue growth and its margins have improved favorably, resulting in a 60% gross profit margin and 50% gross profit margin, respectively. Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2006 and 2005 were $2,676,000 compared to $2,862,000, respectively. The decrease in selling, general and administrative costs of approximately $186,000 is due to decreases in personnel costs of approximately $185,000, decreased professional costs of approximately $38,000, decreased facility costs of approximately $10,000 and decreased information and communication costs of approximately $1,000, offset by increases in travel costs of approximately $20,000 and increases in other general and administrative costs of approximately $28,000.
.
Depreciation and amortization:

Depreciation and amortization for the years ended December 31, 2006 aggregated $125,000 compared to $187,000 for the year ended December 31, 2005. The decrease in depreciation and amortization costs of approximately $62,000 is largely due to fully amortized assets.

Interest (expense)/income:

Interest (expense)/income for the years ended December 31, 2006 and 2005 was ($4,000) and $8,000, respectively. The increase in interest expense of approximately $12,000 is largely due to interest expense of approximately $5,000 relating to capital leases and a decrease in interest income due to a decrease in interest rates.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s financial statements.

A critical accounting policy is one that is both important to the portrayal of the Company’s financial condition or results of operations and requires significant judgment or a complex estimation process. The Company believes the following fit that definition:

Revenue recognition

With respect to RPNavigator license fees, all of the Company’s customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period. The Company adopted this standard using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS123R for all share-based payments (i) granted after the effective date of the adoption and (ii) granted prior to the effective date of the adoption and that remain unvested or modified on the date of the adoption.

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

For the year ended December 31, 2006, the Company included approximately $55,000 of share-based compensation in its operating expenses in the Company’s statement of operations. For the year ended December 31, 2005, the Company included approximately $48,000 of share-based compensation in the statement of operations.

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the year ended December 31, 2006.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company’s historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate. Under FAS123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires registrants to quantify errors using both the income statement method and the rollover method and requires adjustment if either method indicates a material error. If a correction to the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. The Company’s adoption of SAB 108 did not have a material impact on its financial statements.

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2006 the Company had cash of $371,000 and working capital of approximately $495,000. At December 31, 2005 the Company’s cash balance was $114,000 and working capital was approximately $323,000.

Financial Condition:

Net cash provided by/(used in) operating activities amounted to approximately $280,000 and ($1,505,000) for the years ended December 31, 2006 and 2005, respectively. This decrease in cash used by operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by Company’s twelve-month loss of approximately $151,000.

Net cash used in investing activities amounted to approximately $5,000 and $39,000 for the years ended December 31, 2006 and 2005, respectively. This decrease in cash used of approximately $34,000 is due to a decrease in cash used for capital expenditures. During 2006, the Company entered into capital leases to acquire fixed assets.

Net cash (used in)/provided by financing activities amounted to approximately ($18,000) and $170,000 for the years ended December 31, 2006 and 2005, respectively. This decrease in cash provided of approximately $188,000 is largely due to $100,000 transfer from restricted cash in 2005, payments on a capital lease for equipment of approximately $31,000 and a decrease of approximately $57,000 in proceeds from exercise of stock options.

The Company has changed its business model over the past 4 years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has grown from $2,844,000 in 2005 to $4,402,000 in 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services. Based on a forecast prepared by management of revenue anticipated by the Company during 2007 and cash on hand at December 31, 2006, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2006, we carried out an evaluation under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

Item 8B. Other Information

On February 27, 2007, the Board of Directors of the Company amended the Bylaws to amend Section 4 of Article II to define, in the case of a committee of the Board of Directors consisting of only two members, a quorum to consist of one member.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Company’s directors, executive officers and control persons as of December 31, 2006 are as follows:

Name	Age	Positions with the Company
David G. Noone (1, 2)	53	Chairman of the Board of Directors
Dennis J. Mouras	50	Chief Executive Officer, President and Director
David J. McDonnell (1,2)	64	Director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2006:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2006, its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements.

Code of Ethics

During the past several years, the Company's resources and operations were substantially curtailed. The Company currently has approximately 17 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues. Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer. The Board of Directors and Management have unequivocally set the tone for integrity and credibility in all aspects of the Company's operations. In view of the Company's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company for the calendar year ended December 31, 2006 to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Non-equity Incentive plan Compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other Compensation ($)(3)	Total ($)
Dennis J. Mouras Chief Executive Officer & President(1)	2006	285,000	0	30,000	0	0	67,380	382,380

(1)	Mr. Mouras also serves on the Board of Directors but receives no separate remuneration for such service.

(2)
Amounts calculated using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,”, based on a grant of 2,000,000 shares of common stock on May 16, 2006. See Note B[10] of the financial statements contained in this 10-KSB for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

(3)
Represents Company matching contributions to a 401(k) profit sharing/savings plan in the amount of $6,600 and $60,780 in taxable fringe benefits which represents a commuting allowance, grossed up for federal and state income tax liability.

Mouras Employment Agreement

As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Mouras Employment Agreement”), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company’s Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, and (c) other benefits, including participating in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment. On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination from the Company without cause, and on November 11, 2005, the Company further amended the Mouras Employment Agreement by agreeing to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month grossed-up in each case for federal and state income tax liability.

Compensation Plans

Outstanding Equity Awards at Fiscal Year End Table

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option expiration date
Dennis J. Mouras	2,263,889	666,667 (1)	$.008	08/17/2014
Chief Executive Officer & President	55,555	0 (2)	$.010	10/30/2012

(1)
Options vest as follows: One third of the option becomes exercisable on August 17, 2005; 2/3 of the option becomes exercisable in 24 equal monthly amounts beginning September 17, 2005 and on the 17th day on the following 23 months.

(2)
Options vest as follows: One third of the option becomes exercisable on October 30, 2003; 2/3 of the option becomes exercisable in 24 equal monthly amounts beginning November 30, 2003 and on the 30th day on the following 23 months.

Stock Option Plan:

The Board of Directors initially adopted the Stock Option Plan (“Plan”) on June 6, 1996, and the stockholders approved the plan on August 23, 1996. Effective January 8, 1999 and January 26, 1999, the Board of Directors approved amendments to the Plan to update the Plan and to increase the number of shares and certain other benefits available under the Plan. The stockholders approved the amendments to the Plan on July 7, 1999. Additionally, effective November 30, 2000, the Board of Directors and a majority of the stockholders acting by written consent, approved amendments to the Plan to increase the number of shares available under the Plan. On June 6, 2006, pursuant to its terms, the Plan terminated.

The Plan was administered by a Committee of the Board of Directors consisting of at least two members who were "outside directors" as defined in Section 162(m) of the Internal Revenue Code who were also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee were eligible to receive options under the Plan.

Under the Plan, as amended, the Company reserved an aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan was increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase were to be issued with respect to incentive stock options. Pursuant to the terms of the Plan, the Committee selected the persons to be granted options and determined: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that could be purchased upon the exercise of such option; (iii) the time or times when the option was to become exercisable; (iv) the exercise price, which could be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); (v) the duration of the option, which could not exceed ten (10) years; and (vi) the terms and provisions of option agreements, which could differ among recipients, and which, unless the Committee otherwise determined, were to be substantially in the forms attached as exhibits to the Plan. Incentive stock options could only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options could be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee selected. The Committee could issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

All options granted under the Plan are exercisable during the option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. Unless the Committee otherwise provided, in the event an option grantee's employment is terminated other than by death or disability, such person would have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. Unless the Committee otherwise provided, in the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) would have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date. A grantee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

If at any time after the date of grant of an Option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by such Option and the price per share thereof shall be proportionately adjusted for any such change by the Committee or the Board whose determination thereon shall be conclusive.

The Board of Directors had the authority to terminate the Plan as well as to make changes in and additions to such Plan. However, unless approved by the stockholders of the Company, the Board of Directors could not change the aggregate number of shares subject to the Plan, materially modify the requirements of eligibility to such Plan or materially increase the benefits accruing to participants under such Plan.

No grant under the Plan was made to Mr. Mouras in 2006; however, on May 16, 2006, he was granted as a bonus outside of the Plan 2,000,000 shares of Common Stock of the Company.

401(k) Plan

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, the Company provides a 50% matching contribution of the first 6% of each participant’s contribution. All contributions by the Company must comply with the federal pension laws’ non-discrimination requirements and the terms of the plan.

Compensation of Directors

The following table provides information about compensation paid to or earned by the Company’s Directors during 2006 who were not named executive officers. Mr. Mouras does not receive director compensation.

Name	Fees earned or paid in cash ($)	Option awards(1)	All other compensation ($)	Total ($)
David J. McDonnell	$6,000	-	$0	$6,000
David G. Noone	$4,800	-	$0	$4,800

(1)	The amount of options outstanding as of December 31, 2006 for both Directors, McDonnell and Noone, were 1,250,000 options each.

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

Pursuant to the terms of the Director Plan, the Board of Directors may grant non-qualified stock options to non-employee directors and will determine: (i) the number of shares of the Company’s Common Stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company’s authorized number of shares of Common Stock is reserved for issuance. On January 19, 2001, the Company increased its authorized shares of common stock from 103,600,000 to 200,000,000 shares. As a result, the number of shares reserved for issuance under the Director Plan is 4,000,000 shares, and on account of the grants made in 1999 and 2005, no further shares were available for issuance under the Directors Plan. The plan terminated on June 6, 2006 in accordance with its terms.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 7, 2007 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Ownership (2)

Principal Holders:

Credit Suisse Asset Management, LLC (3) (4)	7,536,204	13.27%

Directors:

David J. McDonnell (5)	1,430,556	2.46%
David G. Noone (6)	3,430,556	5.70%

Management:

Dennis J. Mouras (7) (8)	9,083,433	13.79%
All directors and executive officers as a group (3 persons) (8)	13,944,545	20.15%

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

(5) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(6) The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(7) The business address of Mr. Mouras, Chief Executive Officer and director, is 485-C Route 1 South, Iselin, New Jersey 08830.

(8) 530,556 shares of Mr. McDonnells’s of Common Stock, 530,556 shares of Mr. Noone’s of Common Stock, 2,569,544 shares of Mr. Mouras’s of Common Stock, and 3,630,656 shares of the Common Stock of all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 7, 2007 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of, outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Equity compensation plans approved by security holders	19,852,149	$0.012	-
Equity compensation plans not approved by security holders	-	$-	-
Total	19,852,149	$0.012	-

Item 12. Certain Relationships and Related Transactions and Director Independence

Related Transactions

None.

Director Independence

Our board of directors has determined that the following directors are “independent directors”, as defined in Rule 4200(a)(15) of the Nasdaq Stock Market: David G. Noone and David J. McDonnell.

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

3.1	Registrant's Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

3.2	Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.2(a)	Amendment to Registrant’s Bylaws*

10.1
Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.2	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.3	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.4
Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.5
Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.6
Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.7
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.8
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25, 2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.9
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006, incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.10
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006, incorporated by reference to Exhibit 10.52 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.11
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003, incorporated by reference to Exhibit 10.53 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.12
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006, incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.13
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

*filed herewith
** furnished herewith

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by Eisner, LLP in 2005 and 2006:

Services Performed	2006	2005

Audit Fees (1)	90,500	62,000
Audit-Related Fees (2)	-	6,200
Tax Fees (3)	14,000	14,256
All Other Fees (4)	-	4,300

Total Fees	104,500	86,756

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

(3) Tax fees are fees for professional services performed by Eisner, LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2005 and 2006.

(4) All other fees include work performed by Eisner, LLP relating to 401k audit and benefit plan filings that does not meet the above category descriptions.

 Pre-Approval of Audit and Non-Audit Services

The audit committee currently pre-approves all services provided by our independent registered public accounting firm. All of the above fees for 2005 and 2006 were pre-approved by the audit committee. No fees in 2005 or 2006 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

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

CareAdvantage, Inc. (Registrant)

Date: April 2, 2007	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 2, 2007	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: April 2, 2007	By:	/s/ David J. McDonnell
David J. McDonnell, Director

Date: April 2, 2007	By:	/s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B[10] to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

Eisner, LLP
New York, New York
March 29, 2007

Consolidated Balance Sheet

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$371,000
Accounts receivable	529,000
Other current assets	92,000

Total current assets	992,000

Property and equipment, at cost, less accumulated depreciation	232,000
Intangible assets, net of accumulated amortization	1,000
Security deposits	167,000

Total Assets	$1,392,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	146,000
Accrued compensation and related benefits	110,000
Accrued expenses and other current liabilities	127,000
Deferred revenue	74,000
Capital lease obligation – current	40,000

Total current liabilities	497,000

Long Term Liabilities:
Capital Lease Obligation – Long Term	143,000
Deferred rent	352,000

Total long term liabilities	495,000

Total Liabilities
992,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000
shares; issued 110,170,374 shares and outstanding 56,775,554	110,000
Additional paid in capital	24, 007,000
Accumulated deficit	(23, 455,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)
Total stockholders’ equity	400,000

Total Liabilities and Stockholders' Equity	$1,392,000

See notes to consolidated financial statements

Consolidated Statements of Operations

	Year Ended
	December 31,
	2006	2005

License fees and service revenue	$4,402,000	$2,844,000
Cost of services	1,745,000	1,433,000

Gross profit	2,657,000	1,411,000

Operating expenses:
Selling, general and administrative	2,676,000	2,862,000
Depreciation and amortization	125,000	187,000
Total operating expenses	2,801000	3,049,000

Operating (loss)	(144,000)	(1,638,000)

Interest (expense)/income, net	(4,000)	8,000

(Loss) before provision for income taxes	(148,000)	(1,630,000)

Provision for income taxes	3,000	5,000

Net (loss)	$(151,000)	$(1,635,000)

Net (loss) per share of common stock -

Basic and diluted	($ .00)	($ .03)

Weighted average number of common shares outstanding -

Basic and diluted	55,754,000	48,802,000

See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity

	Common Stock					Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Number of Shares	Par Value Amount	Stockholder’s Equity
Balance as of January 1, 2005	99,794,152	$100,000	$23,801,000	$(21,669,000)		(53,394,820)	(262,000)	$1,970,000
Exercise of stock options	7,017,889	7,000	63,000					70,000
Deferred compensation cost			50,000		(50,000)			-
Employee stock option			38,000		10,000			48,000
Net loss for the year ended December 31, 2005				(1,635,000)				(1,635,000)

Balance as of December 31, 2005	106,812,041	$107,000	$23,952,000	$(23,304,000)	(40,000)	(53,394,820)	(262,000)	$453,000
Exercise of stock options	1,358,333	1,000	12,000					13,000
Grant of stock bonus award	2,000,000	2,000	28,000					30,000
Deferred compensation cost			(40,000)		40,000			-
Employee stock option			55,000					55,000
Net loss for the year ended December 31, 2006				(151,000)				(151,000)

Balance as of December 31, 2006	110,170,374	$110,000	$24,007,000	$(23,455,000)	$0	(53,394,820)	$(262,000)	$400,000

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2006	2005

Cash flows from operating activities:
Net loss	$(151,000)	$(1,635,000)
Adjustments to reconcile net loss to net cash provided by/
(used in) operating activities:
Depreciation and amortization	125,000	187,000
Stock based compensation	85,000	48,000
Deferred revenue	74,000	-
Changes in:
Accounts receivable	(72,000)	(310,000)
Other assets	16,000	(38,000)
Accounts payable	7,000	77,000
Accrued expenses and other current liabilities	20,000	(10,000)
Deferred rent	176,000	176,000

Net cash provided by/(used in) operating activities	280,000	(1,505,000)

Cash flows from investing activity:
Capital expenditures	(5,000)	(39,000)

Net cash used in investing activity	(5,000)	(39,000)

Cash flows from financing activity:
Repayment of capital leases	(31,000)	-
Transfer from restricted cash	-	100,000
Proceeds from exercise of stock options	13,000	70,000

Net cash (used in)/provided by financing activity	(18,000)	170,000

Net increase/(decrease) in cash and cash equivalents	257,000	(1,374,000)
Cash and cash equivalents - beginning of year	114,000	1,488,000

Cash and cash equivalents - end of year	$371,000	$114,000

Supplemental disclosures of cash flow information:

Income taxes paid	$3,000	$5,000
Interest paid	$5,000	$-

Non-cash transactions:

Equipment acquired through capital leases	$214,000	$-

See notes to consolidated financial statements

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1]	Business:

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

For the years ended December 31, 2006 and 2005, the Company has incurred net losses of ($151,000) and ($1,635,000), respectively and has an accumulated deficit of ($23,455,000) as of December 31, 2006. Additionally, the Company has $371,000 of cash and cash equivalents at December 31, 2006 and has been provided cash from operations of $463,000 during the year then ended. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash at hand at December 31, 2006 and a forecast prepared by management based on executed contracts, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management’s plans, including  projected revenue, will be attained.

On September 28, 2006, the Company was notified by Kaiser Foundation Health Plan of the Northwest (“Kaiser”) that Kaiser was exercising its right to terminate the Services and License Agreement between the Company and Kaiser (the “Agreement”). Accordingly, the Agreement terminated effective December 31, 2006. Pursuant to the Agreement, the Company provided Management Services to Kaiser and licensed to Kaiser access to the RPNavigator tool.

Although the Agreement has accounted for revenues for the year, including $848,000 for 2006, the Company does not believe that the termination will materially adversely impact the Company’s ongoing business and operations. The Company is continuing to assess the impact of the termination of the Agreement on the Company’s business. The Company will attempt to compensate for the terminated Agreement by using its resources to expand its current service to existing customers, market its services to and enter into contracts with new customers, and, if necessary, implement cost reductions measures until the revenues are replaced. There is no assurance, however, that any of these measures will be successful.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of CAI, and its wholly owned subsidiary, CAHS and CAHS's wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

[2]	Revenue recognition:

With respect to RPNavigator license fees, all of the Company’s customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]	Depreciation and amortization:

Depreciation is computed by the straight-line method, over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Amortization of assets recorded under a capital lease is computed using the straight-line method and is included in depreciation expense. The cost and accumulated depreciation of assets recorded under capital leases was approximately $214,000 and $11,000, respectively. Depreciation expense amounted to $123,000 and $128,000 for the years ended December 31, 2006 and 2005, respectively.

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $2,000 and $59,000 for the years ended December 31, 2006 and 2005, respectively.

[4]	Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities, which were excluded from the computation of basic loss per share because they had an anti-dilutive impact, are as follows:

	December 31,
	2006	2005

Options	19,852,000	12,832,000

Total Potential Dilutive shares	19,852,000	12,832,000

[5]	Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At December 31, 2006, the Company had deposited approximately $371,000 in one commercial bank.

[6]	Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as those estimates pertaining to FAS 123R, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]	Fair value of financial instruments:

The fair value of financial instruments approximates their carrying amount due to the short-term nature of such instruments.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]	Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less when acquired, to be cash equivalents.

[9]	Major customers:

Two customers, BCBS organizations, accounted for approximately 53% and 22%, respectively, of license fees and service revenue for the year ended December 31, 2006. Another major customer, Kaiser Foundation Health Plan of the Northwest, which accounted for approximately 19% of license fees and service revenue for the year ended December 31, 2006, terminated its service agreement effective December 31, 2006. Two customers, BCBS organizations, accounted for approximately 39% and 32%, respectively, of license fees and service revenue for the year ended December 31, 2005. Another major customer, Kaiser Foundation Health Plan of the Northwest, accounted for approximately 22% of license fees and service revenue for the year ended December 31, 2005. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it would adversely affect our results of operations.

[10]	Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period. The Company adopted this standard using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS123R for all share-based payments (i) granted after the effective date of the adoption and (ii) granted prior to the effective date of the adoption and that remain unvested or modified on the date of the adoption.

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

Year Ended December 31,
2005
Reported net loss	(1,635,000)
Stock-based employee compensation	48,000
included in reported net loss
Stock-based employee compensation determined
under the fair value based method	(73,000)
Pro forma net loss	(1,660,000)
Basic and diluted loss per share:
As reported	(.03)
Pro forma	(.03)

For the year ended December 31, 2006, the Company included approximately $55,000 of share-based compensation in its operating expenses in the Company's statement of operations. For the year ended December 31, 2005, the Company included approximately $48,000 of share-based compensation in the statement of operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting  from the exercise of stock options as operating cash flows in the statement of cash flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the year ended December 31, 2006.

The following table summarizes the activity of the Company’s stock options for the years ended December 31, 2006 and December 31, 2005:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option:
Outstanding at December 31, 2006	12,832,000	$0.009
Granted	8,578,000	$0.015
Exercised	(1,358,000)	$0.010
Canceled or expired	(200,000)	$0.012
Outstanding as of December 31, 2006	19,852,000	$0.012	8.37	$162,000

Exercisable at December 31, 2006	7,394,000	$0.010	7.35	$77,000

Expected to vest after December 31, 2006	12,458,000	$0.013	8.97	$85,000

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option:	16,122,000	$0.130
Outstanding at December 31, 2005	5,200,000	$0.010
Granted	(7,018,000)	$0.010
Exercised	(1,472,000)	$0.810
Canceled or expired	12,832,000	$0.009	8.69	$70,000
Outstanding as of December 31, 2005

Exercisable at December 31, 2005	3,677,000	$0.009	7.78	$17,000

Expected to vest after December 31, 2005	9,155,000	$0.010	9.05	$53,000

The following summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2006:

		Weighted
		Average
		Exercise
	Shares	Price

Non-vested at January 1, 2006	9,155,000	$0.010
Granted	8,578,000	$0.015
Canceled or expired	(116,000)	$0.012
Vested	(5,159,000)	$0.009
Non-vested at December 31, 2006	12,458,000	$0.013

As of December 31, 2006, there was approximately $106,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average of 1.97 years.

The weighted average fair value of options granted during the years ended December 31, 2005 and 2006 was $0.010 and $0.012, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2005 and 2006 was $14,000 and $36,000, respectively.

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

	December 31,
	2006	2005

Dividend yield	0	0
Volatility	91%	149%
Risk free interest rate	4.99%	3.81%
Expected life in years	5	5

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

During the year ended December 31, 2006, the exercise of certain stock options resulted in the issuance of 1,358,000 shares of common stock for proceeds of $13,000.

On May 16, 2006, the Company’s Board of Directors granted as a bonus to a key employee 2,000,000 shares of the Company’s common stock with a fair value of $30,000, which shares vested immediately. For the year ended December 31, 2006, the Company recorded $30,000 in stock based compensation expense in connection with this stock grant, which is based on the fair value of the stock on the grant date. As of December 31, 2006, there was no unrecognized compensation cost related to the shares.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires registrants to quantify errors using both the income statement method and the rollover method and requires adjustment if either method indicates a material error. If a correction to the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. The Company’s adoption of SAB 108 did not have a material impact on its financial statements.

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2006:

Trademark	$3,000
Software development cost	296,000

299,000

Less accumulated amortization	(298,000)
$1,000

[1]	Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]	Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Computer equipment	$650,000
Furniture and fixtures	1,000
Office machines and telephone equipment	59,000
Leasehold improvements	2,000

712,000
Less accumulated depreciation and amortization	(480,000)

$232,000

The above includes capital lease equipment with a net book value of approximately $203,000 at December 31, 2006. Depreciation expense, including amortization of assets under capital leases, amounted to $123,000 for the year ended December 31, 2006.

NOTE E - CAPITAL LEASES

Future payments as of December 31, 2006 on the equipment leases are as follows:

Year	Lease
Ending	Obligation

2007	59,000
2008	59,000
2009	59,000
2010	59,000
2011	38,000

$274,000

Less: amounts representing interest	$91,000

Present value of minimum lease payments	$183,000

Less: current portion of capial lease obligation	$40,000

Long term portion of capital lease obligation	$143,000

The Company’s equipment that is held under a capital lease is included in fixed assets, net and the related amortization is included in depreciation and amortization expense.

NOTE F - STOCKHOLDERS' EQUITY

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

The Stock Option Plan (the “Plan”) was administered by a Committee of the Board of Directors consisting of at least two members who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code who are also "disinterested persons" as defined in regulations under the Securities and Exchange Act of 1934. Employees, officers, and other persons selected by the Committee were eligible to receive options under the Plan. On June 6, 2006, pursuant to its terms, the Plan terminated.

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

Under the Plan, as amended, the Company reserved an aggregate of 22,648,000 shares of Common Stock for issuance pursuant to options granted under the Plan. Beginning on January 1, 2002, and on each subsequent January 1, the number of shares reserved for issuance under the Plan was increased by three percent (3%), provided, however, that no shares authorized pursuant to such annual increase were to be issued with respect to incentive stock options.

Pursuant to the terms of the Plan, the Committee selected the persons to be granted options and determined: (i) whether to grant a non-qualified stock option and/or an incentive stock option; (ii) the number of shares of the Company's Common Stock that could be purchased upon the exercise of such option; (iii) the time or times when the option becomes exercisable; (iv) the exercise price, which could not be less than 100% of the fair market value of the Common Stock on the date of grant for incentive stock options (110% of such fair market value for incentive options granted to a person who owns or who is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company); and (v) the duration of the option, which could not exceed ten (10) years; and (vi) the terms and provisions of option agreements, which could differ among recipients, and which, unless the Committee otherwise determined, were to be substantially in the forms attached as exhibits to the Plan. Incentive stock options could only be granted to employees (including officers) of the Company and/or any of its subsidiaries. Non-qualified stock options could be granted to any employees (including employees who have been granted incentive stock options) and other persons who the Committee selected. The Committee could issue non-qualified stock options with an exercise price less than 100% of fair market value of the Common Stock.

All options granted under the Plan are exercisable during the option grantee's lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company's employ. Unless the Committee otherwise provided, in the event an option grantee's employment is terminated other than by death or disability, such person would have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option's expiration date. Unless the Committee otherwise provided, in the event of termination of employment due to death or disability of the option grantee, such person (or such person's legal representative) would have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option's expiration date. A grantee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

If at any time after the date of grant of an Option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by such Option and the price per share thereof shall be proportionately adjusted for any such change by the Committee or the Board whose determination thereon shall be conclusive.

Pursuant to the terms of the Director Stock Option Plan (the “Director Plan”), the Board of Directors could grant non-qualified stock options to non-employee directors and determine: (i) the number of shares of the Company's common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company's authorized number of shares of common stock were reserved for issuance. On January 19, 2001, the Company increased its authorized shares of common stock from 103,600,000 to 200,000,000 shares. As a result, the number of shares reserved for issuance under the Director Plan is 4,000,000 shares, and on account of the grants made in 1999 and 2005, no shares remained available for issuance under the Directors Plan in 2006. The Director Plan terminated on June 6, 2006 in accordance with its terms.

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

The Director Plan provides that if at any time after the date of grant of an option, the Company shall, by stock dividend, split up, combination, reclassification or exchange, or through merger or consolidation or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by such option and the price per share thereof shall be proportionately adjusted for any such change by the Committee or the Board whose determination thereon shall be conclusive.

The amount of shares available for issuance upon exercise of outstanding options as of December 31, 2006 is 17,352,149 shares of Common Stock under the Plan and 2,500,000 shares of Common Stock under the Director’s Plan.

In May 25, 2005, the Board approved a reduction in the exercise price, from various previously granted stock prices in excess of $.01 to $.01, of outstanding options to purchase 7,460,000 shares of common stock held by the shareholders. The Company recorded a charge to the statement of operations at the repricing date and at each reporting date, based upon subsequent changes in values of the price of the Company’s stock and recorded an aggregate charge for these employee stock options of $38,000 for the year ended December 31, 2005. These charges ceased upon adoption of FAS 123R in January 2006.

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	In Years	Price	Exercisable	Price

$.008	6,378,000	7.63		4,857,000
$.010	4,996,000	7.59		2,537,000
$.015	8,478,000	9.38		-

	19,852,000		$0.012	7,394,000	$0.010

NOTE G - INCOME TAX

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 are as follows:

Noncurrent portion of deferred tax assets/(liabilities):
Net operating loss carryforwards	7,399,000
Deferred rent	137,000
Tax/ book basis of fixed assets	391,000
Intangibles	405,000
Stock based compensation	52,000
Alternative minimum tax credit	55,000

Deferred tax assets	8,439,000
Valuation allowance	(8,439,000)

$0

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net federal operating loss carryforwards of approximately $18,973,000 at December 31, 2006, expiring through 2026. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $74,000 and $635,000 for the years ended December 31, 2006 and 2005, respectively. The Company incurred state income tax of approximately $3,000 and $5,000 for the years ended December 31, 2006 and 2005, respectively.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

	Year Ended
	December 31,
	2006	2005

Income tax benefit at federal statutory rate	$(50,000)	$(554,000)
Permanent differences	1,000	2,000
Change in valuation allowance	55,000	635,000
State taxes, net of federal benefit	(7,000)	(82,000)
Other	4,000	4,000
	$3,000	$5,000

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Contingencies:

A legal action pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the plaintiff’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against the plaintiff claiming the former employee induced another employee to quit employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against the plaintiff and a limited liability company of which the plaintiff is a member, claiming the plaintiff misappropriated and used certain Company property. This matter is presently scheduled to be tried in May 2007.

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

The Company’s lease for office space expires in March 2011. Minimum annual lease payments for office space for each of the next five years ending December 31 and thereafter are as follows:

Year	Lease
Ending	Obligation

2007	450,000
2008	550,000
2009	650,000
2010	750,000
2011	187,000

$2,587,000

Rent expense for the years ended December 31, 2006 and 2005 was $526,000 and $526,000, respectively.

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

At December 31, 2006, this additional rent that would be due if the Company failed to meet the conditions of the amendment would be $ 713,000. Additional minimum lease payments for each of the next five years ended December 31 and thereafter that would be due if the Company failed to meet the conditions of the amendment are as follows:

Year	Office
Ending	Space

2007	274,000
2008	174,000
2009	95,000
2010	1,000
Thereafter	0

$544,000

[4]	Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $58,000 and $52,000 for the years ended December 31, 2006 and 2005, respectively.

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

3.1	Registrant's Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

3.2	Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.2(a)	Amendment to Registrant’s Bylaws*

10.1
Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.2	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.3	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.4
Confidentiality, Invention, and Non-Compete Agreement between the Company and David Noone, dated as of January 8, 1999, incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10KSB for the year ended September 30, 1998.

10.5
Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.6
Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.7
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005, incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.8
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25, 2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.9
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006, incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.10
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006, incorporated by reference to Exhibit 10.52 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.11
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003, incorporated by reference to Exhibit 10.53 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.12
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006, incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.13
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