Form 10QSB
period 2007-03-31
CAREADVANTAGE INC
filed 2007-05-15
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of April 26, 2007 is 56,775,554

Transitional Small Business Disclosure Format
Yes ☐ No ☒

INDEX

Part I - Financial Information

Item 1.	Financial Statements

•	Condensed Consolidated Balance Sheets -
	March 31, 2007 (Unaudited) and December 31, 2006	2

•	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2007 and March 31, 2006 (Unaudited)	3

•	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2007 and March 31, 2006 (Unaudited)	4

•	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	10

Part II - Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signature		12

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$306,000	$371,000
Accounts receivable	414,000	529,000
Other current assets	165,000	92,000
Total current assets	885,000	992,000

Property and equipment, at cost less accumulated depreciation	215,000	232,000
Intangible assets, net of accumulated depreciation	-	1,000
Security deposits	167,000	167,000

Total Assets	$1,267,000	$1,392,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$131,000	$146,000
Accrued compensation and related benefits	62,000	110,000
Accrued expenses and other current liabilities	124,000	127,000
Deferred revenue	56,000	74,000
Capital lease obligation - current	40,000	40,000

Total current liabilities	413,000	497,000

Long term liabilities:

Capital lease obligation - long term	133,000	143,000
Deferred rent	371,000	352,000

Total Liabilities	$917,000	$992,000

Stockholders' equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share;
authorized 200,000,000 shares; issued 110,170,374
shares and outstanding 56,775,554
shares	110,000	110,000
Additional capital	24,024,000	24,007,000
Accumulated deficit	(23,522,000)	(23,455,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	350,000	400,000
Total Liabilities and Stockholders' Equity	$1,267,000	$1,392,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006

License fees and service revenue	$1,050,000	$945,000

Costs of services	426,000	442,000

Gross profit	624,000	503,000

Operating expenses:

Selling, general and administrative	686,000	706,000

Operating (loss)	(62,000)	(203,000)

Interest (expense)/income, net	(5,000)	-

Provision for income taxes	-	1,000

Net (loss)	(67,000)	(204,000)

Net (loss) per share of common stock-	($. 00)	($.00)

Weighted average number
of common shares outstanding -

Basic and diluted	56,775,000	53,417,000

See Notes to Unaudited Condensed Consolidated Financial Statements

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(67,000)	$(204,000)

Adjustments to reconcile net loss
to net cash (used in)/provided by operating
activities:

Depreciation and amortization	18,000	31,000
Stock based compensation	16,000	8,000
Deferred revenue	(18,000)	134,000

Change in:

Accounts receivable	115,000	160,000
Other assets	(72,000)	48,000
Accounts payable	(15,000)	(46,000)
Deferred rent	19,000	44,000
Accrued expenses and other liabilities	(51,000)	(32,000)

Net cash (used in)/provided by operating activities	(55,000)	143,000

Cash flows from financing activity:

Repayment of capital leases	(10,000)	-

Net cash (used in)/provided by financing activities	(10,000)	-

Net (decrease)/increase in cash and cash equivalents	(65,000)	143,000

Cash and cash equivalents - beginning of period	371,000	114,000

Cash and cash equivalents - end of period	$306,000	$257,000

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A--Basis of presentation:

[1] Business:

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems, health insurers, other care management organizations, employers and unions to reduce the costs, while improving the quality, of medical services provided to their members. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

As part of offering its management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans, employers and unions better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.

[2] Basis of presentation:

The condensed consolidated financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2007 are not necessarily indicative of operating results to be expected for the full year.

For the three month periods ended March 31, 2007 and 2006, the Company has incurred net losses of ($67,000) and ($204,000), respectively and has an accumulated deficit of ($23,522,000) as of March 31, 2007. Additionally, the Company has $306,000 of cash and cash equivalents at March 31, 2007. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash at hand at March 31, 2007 and a forecast prepared by management based on executed contracts, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact, are as follows:

	March 31,
	2007	2006

Options	19,852,000	12,832,000

Total Potential Dilutive shares	19,852,000	12,832,000

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

For the three month periods ended March 31, 2007 and 2006, the Company included approximately $16,000 and $8,000, respectively, of share-based compensation in the Company’s statement of operations.

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three months ended March 31, 2007.

As of March 31, 2007, there was approximately $90,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the remaining vesting period.

Note D--Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently scheduled to be tried in October 2007.

Note E—Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At March 31, 2007, the Company had deposits of approximately $306,000 in one commercial bank.

Note F - Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

Note G - Leased Space

On March 15, 2007, the Landlord notified the Company that pursuant to the provisions of the lease amendment dated January 10, 2005, effective April 19, 2007 (the “Recapture Date”), the Landlord would be “recapturing” certain portions of the leased premises. This recapture will not reduce or modify, in any respect, the Company’s obligations to pay to the Landlord monthly rent. Effective as of the Recapture Date, the premises leased by the Company under the lease will be deemed to be and refer only to 15,629 rentable square feet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-QSB. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

GENERAL OVERVIEW:

The Company and its direct and indirect subsidiaries, CAHS and CHCM are in the business of providing management and consulting services designed to enable integrated health care delivery systems, health insurers, other care management organizations, employers and unions to reduce the costs, while improving the quality, of medical services provided to their members. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

As part of the Company’s offering of its management and consulting services, the Company has developed RPNavigator, a proprietary tool to help managed care plans, employers and unions better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company enables its customers to:

•	track population and member-related disease progression changes over time;

•	compare health plan sub-populations on a valid and reliable basis;

•	profile providers using case mix and severity-adjusted techniques;

•	select and prioritize members to optimize the allocation and assess the impact of care management resources, direct interventions and initiatives; and

•	reduce client dependence on internal information technology resources

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2007 with those for the three months ended March 31, 2006. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2007 and March 31, 2006 were approximately $1,050,000 and $945,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amounts represent an increase of approximately $105,000 for the three-month period ended March 31, 2007 from the corresponding period of the prior year. The increase for the three months ended March 31, 2007 was primarily attributable to increased revenue of approximately $246,000 in current customer business due to increased services provided to existing customers and approximately $55,000 related to new business relating to RPNavigator, offset by decreased revenue of approximately $196,000 related to terminated contracts in 2006. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2007 and March 31, 2006 was approximately $426,000 and $442,000, respectively. This represents a decrease of approximately $16,000 for the three-month period ended March 31, 2007 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended March 31, 2007 was primarily due to decreased professional costs of approximately $10,000, travel costs of approximately $3,000 and decreased personnel costs of approximately $3,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2007 and March 31, 2006 were approximately $686,000 and $706,000, respectively. This represents a decrease of approximately $20,000 for the three-month period ended March 31, 2007 over the corresponding period of the prior year. This decrease for the three-month period ended March 31, 2007 is primarily due to decreases in personnel costs of approximately $23,000, information and communication costs of approximately $9,000, travel costs of approximately $4,000, depreciation and amortization costs of approximately $13,000 and other general and administrative costs of approximately $3,000, offset by increases in facility costs of approximately $3,000 and professional and consulting costs of approximately $29,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2007, the Company had working capital of approximately $472,000, stockholders equity of approximately $350,000 and an accumulated deficit since its inception of approximately $23,522,000.

Financial condition:

At March 31, 2007, the Company had cash of approximately $306,000 and working capital of approximately $472,000. At December 31, 2006, the Company had cash of approximately $371,000 and working capital of approximately $495,000.

Net cash used in operating activities amounted to approximately $55,000 for the three-month period ended March 31, 2007. The cash used in operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by Company's three-month loss of approximately $67,000.

There were no cash flows from investing activity for the three-month period ended March 31, 2007.

Net cash used in financing activities amounted to approximately $10,000 for the three-month period ended March 31, 2007. The cash used in financing activities is due to payments on a capital lease for equipment of approximately $10,000.

Revenue has grown from $945,000 in 2006 to $1,050,000 in 2007. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2007 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management's plans and the projected increase in revenue will be attained.

Critical Accounting Policies:

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

A critical accounting policy is one that is both important to the portrayal of the Company's financial condition or results of operations and requires significant judgment or a complex estimation process. The Company believes the following fit that definition:

Revenue recognition

With respect to RPNavigator license fees, all of the Company's customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company's historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that that have materially affected, or are reasonably likely to materially affect these controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, commenced March 2002 and pending in the Superior Court of the State of Rhode Island, arises out of the defendants' termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company is seeking declaratory relief including judgment (i) that the Company's failure to attain Performance Goals under the Agreement was as a result of the defendants' conduct, (ii) that defendants lacked cause to terminate the Agreement based on the Company's failure to meet the Performance Goals, and (iii) that the Company is entitled to compensation under the Agreement, including compensation for having been deemed to have met the Performance Goals. In addition, the suit seeks equitable relief and damages with respect to defendants' hiring a physician formerly employed by the Company.

For a description of additional legal proceedings, see Note D to the Condensed Consolidated Financial Statements. With the exception of the legal proceedings described above and in Note D to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended March 31, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

May 15, 2007	/s/ Dennis J. Mouras
Dennis J. Mouras Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.1	Registrant's Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

3.2	Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.2(a)	Amendment to the Company’s Bylaws incorporated by reference to Exhibit 3.2(a) filed with the Company’s Form 10-KSB for the year ended December 31, 2006.

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

10.11
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003, incorporated by reference to Exhibit 10.53 filed with the Company's Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.12
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006, incorporated by reference to Exhibit 10.54 filed with the Company's Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.13
Letter from Kaiser Foundation Health Plan of the Northwest terminating Services and License Agreement, incorporated by reference to Exhibit 10.1 filed on the Company's Form 8-K filed on October 3, 2006.

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