Form 10QSB
period 2007-06-30
CAREADVANTAGE INC
filed 2007-08-14
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 27, 2007 is 56,775,554

Transitional Small Business Disclosure Format

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$338,000	$371,000
Accounts receivable	368,000	529,000
Other current assets	170,000	92,000
Total current assets	876,000	992,000

Property and equipment, at cost less accumulated depreciation	198,000	232,000
Intangible assets, net of accumulated depreciation	-	1,000
Other assets	167,000	167,000

Total Assets	$1,241,000	$1,392,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$107,000	$146,000
Accrued compensation and related benefits	106,000	110,000
Accrued expenses and other current liabilities	106,000	127,000
Deferred revenue	37,000	74,000
Capital lease obligation - current	40,000	40,000

Total current liabilities	396,000	497,000

Long term liabilities:

Capital lease obligation - long term	121,000	143,000
Deferred rent	390,000	352,000

Total Liabilities	$907,000	$992,000

Stockholders' equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share;
authorized 200,000,000 shares; issued 110,170,374
shares and outstanding 56,775,554 shares	110,000	110,000
Additional capital	24,039,000	24,007,000
Accumulated deficit	(23,553,000)	(23,455,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)

Total Stockholders' Equity	334,000	400,000
Total Liabilities and Stockholders' Equity	$1,241,000	$1,392,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

License fees and service revenue	$1,085,000	$1,095,000	$2,135,000	$2,040,000

Costs of services	429,000	416,000	858,000	858,000

Gross profit	656,000	679,000	1,277,000	1,182,000

Operating expenses:

Selling, general and administrative	714,000	720,000	1,397,000	1,426,000

Operating (loss)	(58,000)	(41,000)	(120,000)	(244,000)

Interest (expense)/income, net	(4,000)	-	(9,000)	-

Gain on sale of assets	32,000	-	32,000	-

Provision for income taxes	1,000	-	1,000	1,000

Net (loss)	$(31,000)	$(41,000)	$(98,000)	$(245,000)

Net (loss) per share of common stock	$.00	$.00	$.00	$.00

Weighted average number of common shares outstanding -

Basic and diluted	56,775,000	55,862,000	56,775,000	54,646,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(98,000)	$(245,000)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

Depreciation and amortization	35,000	60,000
Stock based compensation	32,000	50,000
Deferred revenue	(37,000)	26,000
Gain on sale of assets	(32,000)	-

Change in:

Accounts receivable	161,000	99,000
Other assets	(78,000)	46,000
Accounts payable	(39,000)	(25,000)
Deferred rent	38,000	88,000
Accrued expenses and other liabilities	(25,000)	(5,000)

Net cash (used in)/provided by operating activities	(43,000)	94,000

Cash flows from investing activity:

Proceeds from sale of assets	32,000	-

Cash flows from financing activity:

Repayment of capital leases	(22,000)	-
Proceeds from issuance of common stock	-	13,000

Net cash (used in)/provided by financing activities	(22,000)	13,000

Net (decrease)/increase in cash and cash equivalents	(33,000)	107,000

Cash and cash equivalents - beginning of period	371,000	114,000

Cash and cash equivalents - end of period	$338,000	$221,000

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

[2] Basis of presentation:

The condensed consolidated financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2007 are not necessarily indicative of operating results to be expected for the full year.

For the six month periods ended June 30, 2007 and 2006, the Company has incurred net losses of ($98,000) and ($245,000), respectively and has an accumulated deficit of ($23,553,000) as of June 30, 2007. Additionally, the Company has $338,000 of cash and cash equivalents at June 30, 2007. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2007 and a forecast prepared by management based on executed contracts, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

[3] Reclassification:

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Note B—Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact, are as follows:

	June 30,
	2007	2006

Options	19,852,000	20,110,000

Total Potential Dilutive shares	19,852,000	20,110,000

Note C—Stock-Based Compensation:

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

For the three and six months ended June 30, 2007, the Company included approximately $15,000 and $32,000, respectively, of share-based compensation in the Company’s statement of operations. For the three and six month ended June 30, 2006, the Company included approximately $12,000 and $50,000, respectively, of share-based compensation in the Company’s statement of operations. Included in share-based compensation for the six months ended June 30, 2006 is $30,000 related to a restrictive stock grant.

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2007.

As of June 30, 2007, there was approximately $75,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the remaining vesting period.

Note D—Contingencies:

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

Note E—Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At June 30, 2007, the Company had deposits of approximately $338,000 in one commercial bank.

Note F—Income Taxes:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.

Note G—Leased Space:

On March 15, 2007, the Landlord notified the Company that pursuant to the provisions of the lease amendment dated January 10, 2005, effective April 19, 2007 (the “Recapture Date”), the Landlord would be “recapturing” certain portions of the leased premises. This recapture did not reduce or modify, in any respect, the Company’s obligation or contingent obligation to pay the Landlord monthly rent. In conjunction with this recapture, the landlord purchased fixed assets that were previously written off for $31,500 and the Company recognized a gain of $31,500.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2007, with those for the three and six months ended June 30, 2006. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2007 and June 30, 2006 were approximately $1,085,000 and $1,095,000, respectively. The revenue was generated primarily from consulting fees earned during these periods. The current revenue amount represents a decrease of approximately $10,000 for the three-month period ended June 30, 2007 from the corresponding period of the prior year. The slight decrease for the three months ended June 30, 2007 was primarily attributable to a decrease of approximately $262,000 related to terminated contracts in 2006, offset by increased revenue of approximately $182,000 in current customer business due to increased services provided to existing customers and related consulting business and increased revenue of approximately $70,000 in new business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2007 and June 30, 2006 was approximately $429,000 and $416,000, respectively. This represents an increase of approximately $13,000 for the three-month period ended June 30, 2007 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended June 30, 2007 was primarily due to increased personnel costs of approximately $18,000 and travel costs of approximately $4,000, offset by a decrease of approximately $9,000 in professional costs relating to medical review services.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2007 and June 30, 2006 were approximately $714,000 and $720,000, respectively. This represents a decrease of approximately $6,000 for the three-month period ended June 30, 2007 over the corresponding period of the prior year. This decrease for the three-month period ended June 30, 2007 is primarily due to decreases in personnel costs of approximately $33,000, decreased information and communication costs of approximately $13,000, a decrease in travel costs of approximately $3,000, a decrease of approximately $41,000 in other general and administrative costs and a reduction in depreciation and amortization of approximately $13,000, offset by increases in facility costs of approximately $9,000 and increases of approximately $88,000 in professional costs relating to legal expenses due to the upcoming trial of Alan Fontes vs. CareAdvantage, Inc.

Net Loss:

The Company’s net loss includes a gain on the sale of fixed assets of approximately $32,000.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2007 and June 30, 2006 were approximately $2,135,000 and $2,040,000, respectively. This represents an increase of approximately $95,000 for the six-month period ended June 30, 2007 from the corresponding period of the prior year. The increase for the six months ended June 30, 2007 was primarily attributable to increased revenue of approximately $428,000 in current customer business due to increased services provided to existing customers and related consulting business and increased revenue of approximately $125,000 related to new business, offset by a decrease in revenue of approximately $458,000 related to terminated contracts in 2006.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2007 and June 30, 2006 was approximately $858,000 and $858,000, respectively. This represents no change for the six-month period ended June 30, 2007 over the corresponding period of the prior year. Although there was no change for the six-month period ended June 30, 2007, the Company’s direct costs of services for such period reflected a decrease in professional costs of approximately $19,000 offset by an increase in personnel costs of approximately $19,000 from the corresponding period in the prior year.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2007 and June 30, 2006 were approximately $1,397,000 and $1,426,000, respectively. This represents a decrease of approximately $29,000 for the six-month period ended June 30, 2007 over the corresponding period of the prior year. This decrease for the six-month period ended June 30, 2007 is primarily due to decreased personnel costs of approximately $59,000, information and communication costs of approximately $21,000, travel costs of approximately $8,000, other general and administrative costs of approximately $43,000 and depreciation and amortization costs of approximately $27,000, offset by increases in professional costs of approximately $117,000 and facility costs of approximately $12,000.

Net Loss:

The Company’s net loss includes a gain on the sale of fixed assets of approximately $32,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2007, the Company had working capital of approximately $480,000, stockholders equity of approximately $334,000 and an accumulated deficit of approximately $23,553,000.

Financial condition:

At June 30, 2007, the Company had cash of approximately $338,000 and working capital of approximately $480,000. At December 31, 2006, the Company had cash of approximately $371,000 and working capital of approximately $495,000.

Net cash used in operating activities amounted to approximately $43,000 for the six-month period ended June 30, 2007. The cash used in operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by the Company’s six-month loss of approximately $98,000.

Net cash provided from investing activities for the six-month period ended June 30, 2007 was approximately $32,000 related to proceeds from sale of assets.

Net cash used by financing activities for the six-month period ended June 30, 2007 was approximately $22,000 largely related to payments on a capital lease for equipment.

Revenue has grown from $2,040,000 in 2006 to $2,135,000 in 2007. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2007 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during 2007. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

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

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model. This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company's historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.

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

During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

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

For a description of additional legal proceedings, see Note D to the Condensed Financial Statements. With the exception of the legal proceedings described above and in Note D to the Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended June 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 14, 2007	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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