Form 10QSB
period 2007-09-30
CAREADVANTAGE INC
filed 2007-11-14
CIK 937252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

The number of shares of Common Stock outstanding as of October 29, 2007 is 59,761,665

Transitional Small Business Disclosure Format

Yes ☐     No ☒

I N D E X

Part I - Financial Information

Item 1.		Financial Statements

	●	Condensed Consolidated Balance Sheets -
		September 30, 2007 (Unaudited) and December 31, 2006	2

	●	Condensed Consolidated Statements of Operations -
		Three and nine months ended September 30, 2007 and September 30, 2006
		(Unaudited)	3

	●	Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2007 and September 30, 2006
		(Unaudited)	4

	●	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.		Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	7
Item 3.		Controls and Procedures	11

Part II - Other Information

Item 1.		Legal Proceedings	12

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.		Defaults Upon Senior Securities	12

Item 4.		Submission of Matters to a Vote of Security Holders	12

Item 5.		Other Information	12

Item 6.		Exhibits	12

Signature			13

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	Unaudited
Current assets:
Cash and cash equivalents	$343,000	$371,000
Accounts receivable	400,000	529,000
Other current assets	160,000	92,000
Total current assets	903,000	992,000

Property and equipment, at cost less accumulated depreciation	190,000	232,000
Intangible assets, net of accumulated depreciation	7,000	1,000
Other assets	167,000	167,000

Total Assets	$1,267,000	$1,392,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$86,000	$146,000
Accrued compensation and related benefits	70,000	110,000
Accrued expenses and other current liabilities	196,000	127,000
Deferred revenue	50,000	74,000
Capital lease obligation - current	40,000	40,000

Total current liabilities	442,000	497,000

Long term liabilities:

Capital lease obligation - long term	113,000	143,000
Deferred rent	409,000	352,000

Total Liabilities	$964,000	$992,000

Stockholders' equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued Common stock-par value $.001 per share; authorized 200,000,000 shares; 113,156,485 and 110,170,374 shares issued at September 30, 2007 and December 31, 2006, respectively and 59,761,665 and 56,775,554 shares outstanding at September 30, 2007 and December 31, 2006, respectively	113,000	110,000
Additional capital	24,074,000	24,007,000
Accumulated deficit	(23,622,000)	(23,455,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)
Total Stockholders' Equity	303,000	400,000

Total Liabilities and Stockholders' Equity	$1,267,000	$1,392,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

License fees and service revenue	$1,037,000	$1,234,000	$3,172,000	$3,274,000

Costs of services	418,000	453,000	1,276,000	1,311,000

Gross profit	619,000	781,000	1,896,000	1,963,000

Operating expenses:

Selling, general and administration	682,000	691,000	2,079,000	2,117,000

Operating income/ (loss)	(63,000)	90,000	(183,000)	(154,000)

Interest (expense)/income, net	(4,000)	-	(13,000)	-

Gain on sale of assets	-	-	32,000	-

Provision for income taxes	2,000	1,000	3,000	2,000

Net profit/ (loss)	$(69,000)	$89,000	$(167,000)	$(156,000)

Net profit/ (loss) per share of common stock	$(.00)	$.00	$(.00)	$(.00)

Weighted average number of common shares outstanding -

Basic	58,074,000	56,717,000	57,213,000	55,410,000

Diluted	58,074,000	61,920,000	57,213,000	55,410,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(167,000)	$(156,000)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

Depreciation and amortization	52,000	91,000
Stock based compensation	45,000	63,000
Deferred revenue	(24,000)	13,000
Gain on sale of assets	(32,000)	-

Change in:

Accounts receivable	129,000	30,000
Other assets	(68,000)	52,000
Accounts payable	(60,000)	1,000
Deferred rent	57,000	132,000
Accrued expenses and other liabilities	29,000	(45,000)

Net cash (used in)/provided by operating activities	(39,000)	181,000

Cash flows from investing activity:

Proceeds from sale of assets	32,000	-
Capital expenditures	(16,000)	(5,000)

Net cash provided by/ (used in) investing activities	16,000	(5,000)

Cash flows from financing activity:

Repayment of capital leases	(30,000)	-
Proceeds from exercise of stock options	25,000	13,000

Net cash (used in)/ provided by financing activities	(5,000)	13,000

Net (decrease)/increase in cash	(28,000)	189,000

Cash and cash equivalents - beginning of period	371,000	114,000

Cash and cash equivalents - end of period	$343,000	$303,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Note A--Basis of presentation:

[1]	Business:

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems, health insurers, and other care management organizations, employers and unions to reduce the costs, while improving the quality, of medical services provided to their members. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

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

[2]  Basis of presentation:

The condensed consolidated financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (which include only normal recurring adjustments), which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows. All amounts contained in the financial statements, except per share data, have been rounded to the nearest thousand. Certain information and footnote disclosures required to be included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's December 31, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2007 are not necessarily indicative of operating results to be expected for the full year.

The Company has a history of losses and for the nine months to September 30, 2007 had a net loss of ($167,000). Additionally, the Company has an accumulated deficit of ($23,622,000) and $343,000 of cash and cash equivalents at September 30, 2007. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2007 and a forecast prepared by management based on executed contracts, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, included projected revenue, will be attained.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact, are as follows:

	September 30,
	2007	2006

Options	16,866,000	20,110,000

Total Potential Dilutive shares	16,866,000	11,532,000

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

For the three months and nine months ended September 30, 2007, the Company included approximately $13,000 and $45,000, respectively, of share-based compensation in the Company’s statement of operations. For the three and nine months ended September 30, 2006, the Company included approximately $14,000 and $33,000, respectively, of share-based compensation in the Company’s statement of operations. Included in shared-based compensation for the nine months ended September 30, 2006 is $30,000 related to a restrictive stock grant.

Prior to the adoption of FAS 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the nine months ended September 30, 2007.

As of September 30, 2007, there was approximately $61,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of 1.43 years.

Note D--Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently scheduled to be tried in February 2008.

Note E—Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At September 30, 2007, the Company had deposits of approximately $343,000 in one commercial bank.

Note F—Income Taxes:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company's historical tax years are subject to examination by the Internal Revenue Service ("IRS") and various state jurisdictions for years ended December 31, 2004 to present and for certain other state jurisdictions for years ended December 31, 2003 to present. The Company has no years under examination by the IRS or any state jurisdictions.

Note G—Leased Space:

On March 15, 2007, the Company’s landlord notified the Company that pursuant to the provisions of the lease amendment dated January 10, 2005, the Landlord would be “recapturing” certain portions of the leased premises, effective April 19, 2007 (the “Recapture Date”). This recapture did not reduce or modify, in any respect, the Company’s obligation or contingent obligation to pay the Landlord monthly rent. In conjunction with this recapture, the landlord purchased fixed assets that were previously written off for $32,000 and the Company recognized a gain of $32,000.

Note H - Exercise of Stock Options:

During the nine months ended September 30, 2007, the exercise of certain stock options resulted in the issuance of 2,986,111 shares of common stock for proceeds of $25,000.

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

GENERAL OVERVIEW:

The Company and its direct and indirect subsidiaries, CAHS and CHCM, are in the business of providing management and consulting services designed to enable integrated health care delivery systems, health insurers, other care management organizations, employers and unions to reduce the costs, while improving the quality, of medical services provided to their members. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

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

The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources - General Overview.”

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2007, with those for the three and nine months ended September 30, 2006. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2007 and September 30, 2006 were approximately $1,037,000 and $1,234,000, respectively. The revenue was generated primarily from consulting fees earned during this period. The current revenue amount represents a decrease of approximately $197,000 for the three-month period ended September 30, 2007 from the corresponding period of the prior year. The decrease for the three months ended September 30, 2007 was primarily attributable to loss of revenue of approximately $247,000 related to terminated contracts in 2006, offset by increased revenue of approximately $31,000 in current customer business and increased revenue of approximately $19,000 in new business. The Company is currently focusing its efforts to produce revenue by providing services in connection with its RPNavigator product (see “Liquidity, Financial Condition and Capital Resources”).

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2007 and September 30, 2006 was approximately $418,000 and $453,000, respectively. This represents a decrease of approximately $35,000 for the three-month period ended September 30, 2007 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended September 30, 2007 was primarily due to decreases in professional costs of approximately $35,000, largely related to decreased license fee costs associated with the terminated contracts in 2006.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2007 and September 30, 2006 were approximately $682,000 and $691,000, respectively. This represents a decrease of approximately $9,000 for the three-month period ended September 30, 2007 over the corresponding period of the prior year. This decrease for the three-month period ended September 30, 2007 is primarily due to decreases in personnel costs of approximately $62,000, decreased information and communication costs of approximately $36,000 and a reduction in depreciation and amortization costs of approximately $14,000, offset by increases in facility costs of approximately $15,000, increases in travel costs of approximately $4,000, increases in professional costs of approximately $78,000 relating to legal expenses due to the upcoming trial of Alan Fontes vs. CareAdvantage, Inc., as discussed in Note D, and increases in other general and administrative costs of approximately $6,000.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2007 and September 30, 2006 were approximately $3,172,000 and $3,274,000, respectively. This represents a decrease of approximately $102,000 for the nine-month period ended September 30, 2007 from the corresponding period of the prior year. The decrease for the nine months ended September 30, 2007 was primarily attributable to loss of revenue of approximately $704,000 related to terminated contracts in 2006, offset by increased revenue of approximately $459,000 in current customer business and increased revenue of approximately $143,000 in new business.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2007 and September 30, 2006 was approximately $1,276,000 and $1,311,000, respectively. This represents a decrease of approximately $35,000 for the nine-month period ended September 30, 2007 over the corresponding period of the prior year. The decrease in the cost of services for the nine-month period ended September 30, 2007 was primarily due to decreased professional costs of approximately $54,000 relating to decreased license fee costs associated with terminated contracts in 2006, offset by increases in personnel costs of approximately $17,000 and increased travel costs of approximately $2,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2007 and September 30, 2006 were approximately $2,079,000 and $2,117,000, respectively. This represents a decrease of approximately $38,000 for the nine-month period ended September 30, 2007 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2007 is primarily due to decreases in personnel costs of approximately $121,000, information and communication costs of approximately $58,000, travel costs of approximately $4,000, other general and administrative costs of approximately $37,000 and a reduction in depreciation and amortization costs of approximately $40,000, offset by increased facility costs of approximately $26,000 and professional costs of approximately $196,000 relating to legal expenses due to the upcoming trial of Alan Fontes vs. CareAdvantage, Inc., as discussed in Note D.

Net Loss:

The Company’s net loss includes a gain on the sale of fixed assets of approximately $32,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2007, the Company had working capital of approximately $461,000, stockholders equity of approximately $303,000 and an accumulated deficit of approximately $23,622,000.

Financial condition:

At September 30, 2007, the Company had cash of approximately $343,000 and working capital of approximately $461,000. At December 31, 2006, the Company had cash of approximately $371,000 and working capital of approximately $495,000.

Net cash used in operating activities amounted to approximately $39,000 for the nine-month period ended September 30, 2007. The cash used in operating activities is largely due to the changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by the Company’s nine-month loss of $167,000.

Net cash provided from investing activities amounted to approximately $16,000 for the nine-month period ended September 30, 2007 largely related to proceeds from sales of assets of approximately $32,000, offset by approximately $16,000 in capital expenditures during the nine-month period.

Net cash used in financing activities for the nine-month period ended September 30, 2007 was approximately $5,000 largely related to payments on a capital lease for equipment of approximately $30,000, offset by proceeds from exercise of common stock options of approximately $25,000.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2007 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007.

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

During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

November 14, 2007	By:	/s/ Dennis J. Mouras
Dennis J. Mouras Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

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