Form 10KSB
period 2007-12-31
CAREADVANTAGE INC
filed 2008-03-31
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Annual Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

The Registrant’s revenues for its most recent fiscal year were $ 4,363,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2008 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) was $496,807.77.

The number of shares of common stock outstanding as of February 27, 2008 was 60,861,665.

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

Data transparency has several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way. So crucial is this factor that all of the major forces within the business, labor and health care community have come together in an attempt to provide the elements of structure and process that are the underpinnings of data transparency. The Consumer-Purchaser Disclosure Project (“CPDP”), underwritten by the Robert Wood Johnson Foundation had as its goal, “to provide all Americans with publicly reported health care performance information by January 1, 2007.”  The “ shared vision [of this project] is that Americans will be able to select hospitals, physicians, and treatments based on nationally standardized measures for clinical quality, consumer experience, equity, and efficiency.”1  During 2007, the CPDP produced a white paper and set of guidelines governing the use of Electronic Files to:

•	Encourage the adoption of health information technology by providers

•	Ensure data fields that support performance measurements are incorporated into Health Information Technology

•	Participate in Regional Health Organizations (RHIO’s)

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

Services and Products

The Company is a management consulting firm specializing in the improvement of health care delivery and quality while reducing unnecessary cost. The Company has a proven track record for detecting and reducing unnecessary utilization while optimizing program performance and quality of care. Program performance and quality of care are measured not only on the basis of reduced costs but also using the context of a population’s relative disease burden/severity, the rate at which it has progressed and the degree to which the interventions of particular providers and programs have had an impact on that progression rate.

CareAdvantage clients include health plans, employer, hospital systems, providers and other purchaser groups. For the past fourteen years, the Company has worked with many leading health plans to develop effective, affordable and timely data-driven strategies that improve case, disease and utilization, as well as operations and network management. These strategies have helped CareAdvantage clients to more effectively:

•	Identify and quantify disease burden and associated risk with their entire population and sub-populations

•	Improve member care quality through the defensible evaluation of health care providers and facilities

•	Facilitate provider cooperation and collaboration based on case mix and severity-adjusted data

•	Forecast resource consumption based on disease burden

•	Optimize allocation of resources

1. www.healthcaredisclosure.org

2. The Gartner Report - The Gartner Group - 1999

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

Operations

The Company utilizes a multi-disciplinary team approach in providing its management, data analysis and consulting services. The Company, through its employees and independent contractors, assesses care management operations, systems resources, integration and outcomes. Typically, assessment occurs on the client’s site, through interviews and data analysis. At the center of CareAdvantage’s data-driven analyses is RightPath® Navigator (RPNavigator), the next generation software solution. RPNavigator categorizes and quantifies a population’s disease burden and provides a clear picture of the health status and severity associated with its clients’ member populations. RPNavigator’s underlying infrastructure incorporates classification methodologies from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member’s associated risks in intuitive ways. It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective. RPNavigator includes a data mining tool (RPN3) that employs multi-dimensional “cubes” (data structures) for online analytic processing (OLAP). RPN3 references the same data set within RPNavigator and allows power users additional flexibility in querying that data.

RPNavigator utilizes this information to stratify its clients’ members, groups and providers through the use of a wide range of clinical and demographic descriptors to quantify their risk as well as evaluate the impact of key interventions and programs. These descriptors and the underlying logic increase the associated transparency of the resulting analyses and support the new direction of the industry. Among the benefits of this solution is the ability of CareAdvantage clients to:

•	Access meaningful information via an Internet-based portal

•	Track population and member-related changes in disease status and severity over time

•	Compare client sub-populations

•	Profile provider using case mix and severity-adjusted techniques

•	Select and prioritize members who would best benefit from care management interventions

•	Understand adverse selection associated with existing and/or newly-obtained business as well as understand the impact of a plan’s overall turnover in terms of stayers and leavers

•	Reduce the dependence on internal resources to develop and produce required reports to accomplish these tasks

There are several related efforts that result in additional sources of income for CareAdvantage, including:

•	Developing new standardized analyses on a client-specific basis to meet a particular need for that client;

•	Undertaking broader analytic consulting projects, using the methodology and logic within RPNavigator, on behalf of clients that need CareAdvantage’s expertise in analyzing and interpreting the data;

•
Offering experienced health care executives for care management program leadership, internal physician review services, and mentoring of less experienced health plan staff (“Executive and Clinical Management Services.”).

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

Customers and Marketing

The Company currently provides its services to Blue Cross Blue Shield (“BCBS”) organizations and other health plans, employers, organized labor and other health care purchasers pursuant to one or a combination of the compensation arrangements described above.

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

Employees

At December 31, 2007 the Company employed a total of 15 full-time employees. Of this total, 12 employees are engaged in servicing its clients. The three remaining employees include administrative support, finance and human resources personnel. None of the Company’s employees are party to any collective bargaining agreements.

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

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the lease, March 31, 2011, remains unchanged by the Lease Amendment.

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease. In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended. As of January 1, 2005, the additional rent attributable to the difference in base rent is $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement. This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet the above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be and refer only to 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

At December 31, 2007, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $653,000. The additional base rent that would be due at December 31 of the next three years if the Company failed to meet the conditions of the Second Amendment are as follows:

Year	Additional
Ending	Rent
2008	452,000
2009	251,000
2010	50,000

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

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently being tried; it is anticipated that the trial will conclude during the summer of 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(a)
Market Information: Since the Company's effective registration date of June 12, 1995, the Company's Common Stock has traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol CADV. The following table shows the range of the high and low bid prices for each quarter of the Company’s two most recent calendar years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31,	$.03	$.02	$.02	$.02
June 30,	$.02	$.02	$.02	$.02
September 30,	$.02	$.01	$.02	$.02
December 31,	$.04	$.01	$.02	$.02

(b)	Holders: As of February 27, 2008 there were approximately 2,493 holders of record of the Company’s Common Stock. No shares of the Company’s preferred stock have been issued.

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

Risk Factors

Company Risk

We have had a history of losses. At December 31, 2007 we had working capital of approximately $558,000, stockholders’ equity of approximately $399,000 and an accumulated deficit of approximately ($23,538,000).

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

Due to increased merger and acquisition activity, we may face stronger competition in the future. Our industry, as well as many of our customers’ industries (i.e., health insurers and HMOs), have experienced significant merger and acquisition activity. Merger and acquisition activity may result in decreased opportunities to provide our services. The acquisition of a customer could reduce our revenue and have a negative impact on our results of operation and financial condition. A smaller overall market for our products and services could also result in lower revenue and margins.

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

Although the Agreement accounted for approximately $1,975,000 of the Company’s revenues during 2004 to 2006, the Company believes that the termination did not have a material impact on the Company’s ongoing business and operations. The Company has compensated for the terminated Agreement by expanding its current service to existing customers and entering into contracts with new customers.

Revenue from a limited number of customers comprises a significant portion of our total revenue. Two customers, BCBS organizations, accounted for approximately 65% and 23% of license fees and service revenue for the year ended December 31, 2007. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our operations.

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

We based our recommendations for patient benefit plan coverage on judgments and established protocols as to the appropriateness of the proposed medical treatment. Our judgments and established protocols were based on data gathered through case studies on the treatment and care of patients over a number of years. As a result, we may be liable for adverse medical consequences of our recommendations. We could become subject to claims for the costs of services denied and malpractice claims arising from the acts or omissions of health care professionals. Although we do not believe that we are engaged in the practice of medicine or that we delivered medical services directly, we may become subject to litigation or liability. Although we maintain comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services, we cannot be certain that coverage will be adequate in the event we become subject to a claim. The Company’s exposure for these activities is substantially reduced since it stopped providing utilization review and case management services as of December 31, 2002. Nonetheless, until all the applicable statutes of limitations have run, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

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

Our RPNavigator tool is dependent upon third-party risk stratification software. The Company currently has a license from 3M Company (“3M”) to use 3M’s Clinical Risk Grouping Software™, which license expires on April 1, 2013, and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance. In the event that 3M terminated its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases. Because our RPNavigator tool depends on the integrity of third-party-risk stratification software, if the information contained in that software was found or perceived to be inaccurate, or if the information is generally perceived to be unreliable, we may not be able to maintain commercial acceptance.

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

•	requires broker-dealers to deliver, prior to a transaction in a "penny stock", a risk disclosure document relating to the "penny stock" market.

Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, the rule requires that broker-dealers deliver to customers monthly statements that disclose recent price information for the "penny stock" held in the account and information on the limited market in penny stocks. Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

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

The Company focuses on offering its management and consulting services. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources - General Overview”.

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

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1, 2005, that amends the original lease to provide for a reduction in base rent and a waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement. This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be and refer only to 15,629 rentable square feet.

Results of Operations--12 Months Ended December 31, 2007 Compared to 12 Months Ended December 31, 2006

The following discussion compares the Company's results of operations for the 12 months ended December 31, 2007, with those for the 12 months ended December 31, 2006. The Company's consolidated financial statements and notes thereto included elsewhere in this report contains detailed information that should be referred to in conjunction with the following discussion.

Total revenues for the years ended December 31, 2007 and 2006 were approximately $4,363,000 and $4,402,000, respectively. The decrease in revenues of approximately $39,000 was primarily attributable to decreased revenue of approximately $894,000 due to termination of contracts in 2006, offset by increased revenue of approximately $541,000 in current customer business due to increased services and approximately $314,000 in new business.

Cost of services:

Cost of services for the years ended December 31, 2007 and 2006 were approximately $1,687,000 and $1,745,000, respectively. The decrease in the cost of services of approximately $58,000 was primarily due to decreases in professional costs of approximately $85,000 largely from licensing fees related to a terminated contract, offset by increases in personnel costs of approximately $24,000. The Company’s direct costs are mostly fixed with the exception of its costs associated with licensing fees. Any variation in direct costs is largely due to a change in licensing fees related to a change in license fees revenue. Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2007 and 2006 were $2,709,000 compared to $2,676,000, respectively. The increase in selling, general and administrative costs of approximately $33,000 is largely due to increases in professional costs of approximately $248,000 relating to legal and consulting fees due to the trial of Alan Fontes vs. CareAdvantage, Inc. that commenced during 2008 and increases of approximately $46,000 in facility costs, offset by decreases in personnel costs of approximately $150,000, decreased travel costs of approximately $11,000, decreased information and communication costs of approximately $36,000 and decreases in other general and administrative costs of approximately $64,000.

Depreciation and amortization:

Depreciation and amortization for the year ended December 31, 2007 aggregated $67,000 compared to $125,000 for the year ended December 31, 2006. The decrease in depreciation and amortization costs of approximately $58,000 is largely due to fully amortized assets.

Interest expense:

Interest expense for the years ended December 31, 2007 and 2006 was $18,000 and $4,000, respectively. The increase in interest expense of approximately $14,000 is largely due to interest on equipment capital leases.

Net loss:

The Company had a net loss of $83,000 for the year ended December 31, 2007, compared to a net loss of $151,000 for the year ended December 31, 2006. This decrease in net loss reflects a gain on sale of assets of approximately $38,000, and is also attributable to reduction in costs, including a decrease in depreciation and amortization of approximately $58,000.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (R), “Business Combinations”. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2007 the Company had cash and cash equivalents of $508,000 and working capital of approximately $558,000. At December 31, 2006 the Company’s cash balance was $371,000 and working capital was approximately $495,000.

Financial Condition:

Net cash provided by operating activities amounted to approximately $136,000 and $280,000 for the years ended December 31, 2007 and 2006, respectively. This decrease in cash provided by operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable and non cash charges, offset by Company’s twelve-month loss of approximately $83,000.

Net cash provided by investing activities amounted to approximately $21,000 for the year ended December 31, 2007. The cash provided by investing activities for the year ended December 31, 2007 is largely due a gain on sale of assets of approximately $38,000.

Net cash used in financing activities amounted to approximately $20,000 and $18,000 for the years ended December 31, 2007 and 2006, respectively. This increase in cash used is largely due to payments on capital leases for equipment, offset by an increase of $12,000 in proceeds from exercise of common stock options.

The Company has changed its business model over the past 5 years whereby it now generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Revenue has decreased slightly from $4,402,000 at December 31, 2006 to $4,363,000 at December 31, 2007 primarily due to a contract termination at the end of the third quarter of 2006. The Company plans to increase cash flows from operations through increases in revenue generated from the licensing and related consulting services to existing and new customers. Based on a forecast prepared by management of revenue anticipated by the Company during 2008 and cash on hand at December 31, 2007, management expects the Company to be able to meet its obligations as they become due during 2008. However, there can be no assurances that management’s plans and the projected increase in revenue will be attained

Item 7. Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item appear under the caption “Index to Consolidated Financial Statements” and are included elsewhere herein.

Item 8.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods provided in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, who is also currently the acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer, who is also the acting Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2007, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, who is also the acting Principal Financial Officer, to provide reasonable assurance to our management and Board of Directors and Audit Committee regarding the reliability of financial reporting and the fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our financial decisions are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions relating to our assets that could have a material impact on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As a result of the material weaknesses described below, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was not effective.

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the fiscal year ended December 31, 2007, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the 2007 fiscal year.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2007 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of our accounting controls and procedures, we believe the control deficiencies resulted primarily from the following contributing factors:

• We had inadequate staffing within the bookkeeping and accounting operations and a lack of financial accounting expertise at our Company.

 • We had one person, Mr. Mouras, performing the roles of the chief executive officer and principal financial officer.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.

The Company has very few employees and a limited number of transactions. Mr. Mouras oversees our accounting and general internal control process.  Mr. Mouras has full knowledge of all revenues that are to be realized by the Company under its existing contracts and monitors this on a regular basis. Mr. Mouras also approves all material disbursements to be made by the Company. However, as we have a very limited staff and the audit committee does not have a “financial expert,” we do not have other management staff with sufficient financial accounting experience for purposes of crosschecking or advising Mr. Mouras on our accounting or financial reporting processes.

For the fiscal year ended December 31, 2007, Mr. Mouras, with the assistance of our accounting manager, prepared the financial statements, reconciled numerous accounts, prepared the tax accrual and the Form 10-K without review by another qualified person who had sufficient accounting knowledge, skills and understanding of the Company to detect errors and omissions. Lack of review by an additional sufficiently knowledgeable person produces the potential for misstatement in the financial statements to occur and not be detected in a timely manner. This deficiency could cause the financial statements and the underlying financial records to be misstated. In addition, it creates, the opportunity for possible irregularities, to exist and continue without detection in a timely basis.

Even though management is not aware of any instance in which the Company failed to identify or resolved a disclosure matter or failed to perform a timely and effective review, the control deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2007, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered therein.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

Respectfully,

Dennis J. Mouras, Chief Executive Officer and acting Principal Financial Officer.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As we were not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that in 2007, the addition of personnel to our bookkeeping and accounting operations was not an efficient use of our resources at that time.

However, in 2008, Management is investigating how best to address the deficiencies in the accounting areas described above and is considering plans to strengthen its accounting capacity, which may include electing a new member to the Board who has sufficient accounting knowledge to qualify as a financial expert to serve on the audit committee, or retaining an independent accounting firm or an individual with financial expertise to advise management on matters relating to internal accounting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Company’s directors, executive officers and control persons as of December 31, 2007 are as follows:

Name	Age	Positions with the Company
David G. Noone (1, 2)	54	Chairman of the Board of Directors
Dennis J. Mouras	51	Chief Executive Officer, President and Director
David J. McDonnell (1,2)	65	Director

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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2007:

David G. Noone, who is currently employed as Executive Director of Village at East Farms, Waterbury, Connecticut, has been a director of the Company since January 1999 and Chairman of the Board since July 30, 2002, CEO from January 1999 until February 15, 2001, and an employee engaged in identifying and pursuing strategic business combinations from February 15, 2001 to September 2001. Prior to his service with the Company, Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2007, its officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements.

Code of Ethics

During the past several years, the Company's resources and operations were substantially curtailed. The Company currently has approximately 15 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues. Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer. The Board of Directors and management have unequivocally set the tone for integrity and credibility in all aspects of the Company's operations. In view of the Company's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company for the calendar years ended December 31, 2007 and December 31, 2006 to the individual performing the function of Chief Executive Officer and each of the next four most highly compensated executive officers with compensation in excess of $100,000, during such periods.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)		Non-equity Incentive plan Compensation ($)		Change in pension value and non-qualified deferred compensation earnings ($)		All other Compensation ($)(3)		Total ($)
Dennis J. Mouras Chief Executive Officer & President(1)	2007 2006	$ $	293,626 285,000	$ $	- -	$ $	- 30,000	$ $	- -	$ $	- -	$ $	67,380 67,380	$ $	361,006 382,380

(1)	Mr. Mouras also serves on the Board of Directors but receives no separate remuneration for such service.

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

Mouras Employment Agreement

As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Mouras Employment Agreement”), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company’s Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, and (c) other benefits, including participating in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment. On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination from the Company without cause, and on November 11, 2005, the Company further amended the Mouras Employment Agreement by agreeing to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month grossed-up in each case for federal and state income tax liability.  On November 20, 2007, the Company further amended the Mouras Employment Agreement to increase the annual salary payable to Mr. Mouras to $400,000 per year, effective as of the date of the amendment.

Compensation Plans

Outstanding Equity Awards at Fiscal Year End Table

As of December 31, 2007, there are no unexercised or unvested equity awards for the named executive officer.

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

Compensation of Directors

The following table provides information about compensation paid to or earned by the Company’s Directors during 2007 who were not named executive officers. Mr. Mouras does not receive director compensation.

Name	Fees earned or paid in cash ($)	Option awards(1)	All other compensation ($)	Total ($)
David J. McDonnell	$4,800	-	$0	$4,800
David G. Noone	$4,800	-	$0	$4,800

(1)	The amount of options outstanding as of December 31, 2007 for both Directors, McDonnell and Noone, were 1,250,000 options each.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 27, 2008 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management

	Number of Shares
Name of Beneficial Owner	Beneficially Owned (1)	Percent of Ownership (2)
Principal Holders:

Credit Suisse Asset Management, LLC (3) (4)	7,536,204	12.38%

Directors:

David J. McDonnell (5)(8)	2,098,611	3.38%
David G. Noone (6)(8)	4,098,611	6.60%

Management:

Dennis J. Mouras (7)	9,500,100	15.61%
All directors and executive officers as
a group (3 persons) (8)	15,697,322	24.81%

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

(5) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(6) The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(7) The business address of Mr. Mouras, Chief Executive Officer and director, is 485-C Route 1 South, Iselin, New Jersey 08830.

(8) 1,198,611 shares of Mr. McDonnells’s Common Stock, 1,198,611 shares of Mr. Noone’s of Common Stock, and 2,397,222 shares of the Common Stock owned by all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 27, 2008 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of, outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	16,266,038	$0.013	-
Equity compensation plans not approved by security holders	-	$-	-
Total	16,266,038	$0.013	-

Item 12. Certain Relationships and Related Transactions and Director Independence

Related Transactions

None.

Director Independence

Our board of directors has determined that the following directors are “independent directors,” as defined in Rule 4200(a)(15) of the Nasdaq Stock Market: David G. Noone and David J. McDonnell.

Item 13. Exhibits

See attached Exhibit Index

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by Eisner LLP in 2007 and 2006:

Services Performed	2007	2006
Audit Fees (1)	$97,600	$90,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	15,200	14,000
All Other Fees (4)	-	-

Total Fees	$112,800	$104,500

(1) Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the financial statements included in the Company’s 10-K and 10-Q filings, and services that are normally provided in connections with statutory and regulatory filings or engagements.

(2) Audit-related fees are fees for services performed by Eisner LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax fees are fees for professional services performed by Eisner LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2006 and 2007.

(4) All other fees include work performed by Eisner LLP relating to 401k audit and benefit plan filings that does not meet the above category descriptions.

 Pre-Approval of Audit and Non-Audit Services

The audit committee currently pre-approves all services provided by our independent registered public accounting firm. All of the above fees for 2006 and 2007 were pre-approved by the audit committee. No fees in 2006 or 2007 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

The audit committee has considered the nature and amount of fees billed by Eisner LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Eisner LLP's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareAdvantage, Inc. (Registrant)

Date: March 31, 2008	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2008	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: March 31, 2008	By:	/s/ David J. McDonnell
David J. McDonnell, Director

Date: March 31, 2008	By:	/s/David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheet of CareAdvantage, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 31, 2008

CareAdvantage, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$508,000
Accounts receivable	387,000
Prepaid expenses	107,000
Other current assets	41,000

Total current assets	1,043,000

Property and equipment, at cost, net of accumulated depreciation	234,000
Intangible assets, net of accumulated amortization	6,000
Security deposits	167,000

Total Assets	$1,450,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,000
Accrued compensation and related benefits	124,000
Accrued professional fees	206,000
Other current liabilities	14,000
Deferred revenue	21,000
Capital lease obligation - current	58,000

Total current liabilities	485,000

Long Term Liabilities:
Capital Lease Obligation - Long Term	138,000
Deferred rent	428,000

Total long term liabilities	566,000

Total Liabilities
$1,051,000
Commitments and contingencies (Note H)

Stockholders' equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000
shares; issued 113,256,485 shares and outstanding 59,861,665	$113,000
Additional paid in capital	24, 086,000
Accumulated deficit	(23, 538,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)
Total stockholders' equity	399,000

Total Liabilities and Stockholders' Equity	$1,450,000

See notes to consolidated financial statements

  CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,
	2007	2006
License fees and service revenue	$4,363,000	$4,402,000
Cost of services	1,687,000	1,745,000

Gross profit	2,676,000	2,657,000

Operating expenses:
Selling, general and administrative	2,709,000	2,676,000
Depreciation and amortization	67,000	125,000
Total operating expenses	2,776,000	2,801,000

Operating loss	(100,000)	(144,000)

Interest expense	(18,000)	(4,000)

Gain on sale of assets	38,000	-

Loss before provision for income taxes	(80,000)	(148,000)

Provision for income taxes	3,000	3,000

Net loss	$(83,000)	$(151,000)

Net loss per share of common stock -

Basic and diluted	($ .00)	($ .00)

Weighted average number of common shares outstanding -

Basic and diluted	57,857,000	55,574,000

See notes to consolidated financial statements

  CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock					Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Number of Shares	Par Value Amount	Stockholder's Equity
Balance as of January 1, 2006	106,812,041	$107,000	$23,952,000	$(23,304,000)	$(40,000)	(53,394,820)	$(262,000))	$453,000
Exercise of stock options	1,358,333	1,000	12,000					13,000
Grant of stock bonus award	2,000,000	2,000	28,000					30,000
Deferred compensation cost			(40,000)		40,000			-
Stock-based compensation			55,000					55,000
Net loss for the year ended December 31, 2006				(151,000)				(151,000)

Balance as of January 1, 2007	110,170,374	$110,000	$24,007,000	$(23,455,000)	$0	(53,394,820)	$(262,000))	$400,000
Exercise of stock options	3,086,111	3,000	22,000					25,000
Stock-based compensation			57,000					57,000
Net loss for the year ended December 31, 2007				(83,000)				(83,000)

Balance as of December 31, 2007	113,256,485	$113,000	$24,086,000	$(23,538,000)	$0	(53,394,820)	$(262,000))	$399,000

See notes to consolidated financial statements

 CareAdvantage, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2007	2006

Cash flows from operating activities:
Net loss	$(83,000)	$(151,000)
Adjustments to reconcile net loss to net cash provided by/(used in)
operating activities:
Depreciation and amortization	67,000	125,000
Stock based compensation	57,000	85,000
Gain on sale of property and equipment	(38,000)	-
Deferred Rent	76,000	176,000
Changes in:
Accounts receivable	141,000	(72,000)
Prepaid assets and other current assets	(56,000)	16,000
Accounts payable	(83,000)	7,000
Accrued compensation, accrued professoinal fees and other current liabilities	108,000	20,000
Deferred revenue	(53,000)	74,000

Net cash provided by operating activities	136,000	280,000

Cash flows from investing activity:
Proceeds from sale of property and equipment	38,000	-
Capital expenditures	(17,000)	(5,000)

Net cash provided by/(used in) investing activity	21,000	(5,000)

Cash flows from financing activity:
Repayment of capital leases	(45,000)	(31,000)
Proceeds from exercise of stock options	25,000	13,000

Net cash used in financing activity	(20,000)	(18,000)

Net increase in cash and cash equivalents	137,000	257,000)
Cash and cash equivalents - beginning of year	371,000	114,000

Cash and cash equivalents - end of year	$508,000	$371,000

Supplemental disclosures of cash flow information:

Income taxes paid	$3,000	$3,000
Interest paid	$19,000	$5,000

Non-cash transactions:

Equipment acquired through capital leases	$52,000	$214,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1]	Business:

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

For the years ended December 31, 2007 and 2006, the Company has incurred net losses of $83,000 and $151,000, respectively and has an accumulated deficit of $23,538,000 as of December 31, 2007. Additionally, the Company has $508,000 of cash and cash equivalents at December 31, 2007 and has provided cash from operations of $136,000 during the year then ended. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash at hand at December 31, 2007 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during 2008. However, there can be no assurances that management's plans, including projected revenue, will be attained.

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

Depreciation is computed by the straight-line method, over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Amortization of assets recorded under a capital lease is computed using the straight-line method and is included in depreciation expense. (See Note D)

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $2,000 for both years ended December 31, 2007 and 2006.

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]	Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities that consist of stock options, which were excluded from the computation of basic loss per share because they had an anti-dilutive impact, are as follows:

	December 31,
	2007	2006
Total Potential Dilutive shares	16,266,000	19,852,000

[5]	Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

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

[7]	Fair value of financial instruments:

The fair value of financial instruments approximates their carrying amount due to the short-term nature of such instruments.

[8]	Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less when acquired, to be cash equivalents.

[9]	Accounts Receivable and Allowance for Doubtful Accounts:

The Company shows accounts receivable amounts at their net realizable value, which reflects the invoiced amounts. The Company does not currently maintain an allowance for doubtful accounts based on management’s consideration of historical collection experience and the characteristics of existing accounts. The Company has not had any accounts receivable allowances or write-offs for the accounting period presented.

[10]	Major customers:

Two customers, BCBS organizations, accounted for approximately 65% and 23%, respectively, of license fees and service revenue for the year ended December 31, 2007 and approximately 61% and 21% of accounts receivable, respectively. Another major customer, Kaiser Foundation Health Plan of the Northwest, which accounted for approximately 19% of license fees and service revenue for the year ended December 31, 2006, terminated its service agreement effective December 31, 2006. Two customers, BCBS organizations, accounted for approximately 53% and 22%, respectively, of license fees and service revenue for the year ended December 31, 2006. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it would adversely affect our results of operations.

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Stock-based compensation:

The Company recognized stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period.

For the year ended December 31, 2007, the Company included approximately $57,000 of share-based compensation in its operating expenses in the Company's statement of operations. For the year ended December 31, 2006, the Company included approximately $85,000 of share-based compensation in the statement of operations, of which approximately $30,000 was related to one time stock compensation charge for a stock bonus grant.

FAS 123R requires cash flows resulting from tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the twelve months ended December 31, 2007.

The following table summarizes the activity of the Company's stock options for the years ended December 31, 2007 and December 31, 2006:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option:
Outstanding at December 31, 2005	12,832,000	$0.009
Granted	8,578,000	$0.015
Exercised	(1,358,000)	$0.010
Canceled or expired	(200,000)	$0.012
Outstanding as of December 31, 2006	19,852,000	$0.012
Granted	-	$-
Exercised	(3,086,000)	$0.008
Canceled or expired	(500,000)	$0.013
Outstanding as of December 31, 2007	16,266,000	$0.013	7.51	$24,000

Exercisable at December 31, 2007	11,693,000	$0.012	7.22	$26,000

Expected to vest after December 31, 2007	4,573,000	$0.014	8.23	$-

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2007, there was approximately $49,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of 1.22 years.

There were no options granted during the year ended December 31, 2007. The weighted average fair value of options granted during the year ended December 31, 2006 was $0.010. The total intrinsic value of options exercised during the twelve months ended December 31, 2007 and 2006 was $18,000 and $14,000, respectively.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based on the Company's historical stock volatility. The following table illustrates the assumptions used in the Company's Black-Scholes calculations to determine the stock option expense.

December 2006
Dividend yield	0
Volatility	91%
Risk free interest rate	3.85% - 4.99%
Expected life in years	5

Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

During the year ended December 31, 2007, the exercise of certain stock options resulted in the issuance of 3,086,000 shares of common stock for cash proceeds of $25,000.

[12]	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position and results of operations.

CareAdvantage, Inc. and Subsidiaries

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2007:

Trademark	$3,000
Software development cost	304,000

307,000

Less accumulated amortization	(301,000)
$6,000

Amortization expense for intangible assets for the next three years ending December 31 is as follows:

Year ending	Amortization Expense
2008	$3,000
2009	2,000
2010	1,000
$6,000

[1]	Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]	Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007:

Computer equipment	$712,000
Furniture and fixtures	1,000
Office machines and telephone equipment	64,000
Leasehold improvements	2,000

779,000
Less accumulated depreciation and amortization	(545,000)

$234,000

The above includes capital lease equipment with a net book value of approximately $218,000 at December 31, 2007. Depreciation expense, including amortization of assets under capital leases, amounted to $65,000 and $123,000 for the years ended December 31, 2007 and 2006, respectively.

 CareAdvantage, Inc. and Subsidiaries

NOTE E - CAPITAL LEASES

Future payments as of December 31, 2007 on the equipment leases are as follows:

Year	Lease
Ending December 31,	Obligation

2008	$81,000
2009	81,000
2010	75,000
2011	38,000
275,000

Less: amounts representing interest	79,000

Present value of minimum lease payments	196,000

Less: current portion of capital lease obligation	58,000

Long term portion of capital lease obligation	$138,000

NOTE F - STOCKHOLDERS' EQUITY

[1]	Preferred stock:

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

CareAdvantage, Inc. and Subsidiaries

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

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

The Plan and Director Plan provides that if at any time after the date of grant of an option, the Company shall, by stock dividend, split up, combination, reclassification or exchange, or through merger or consolidation or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by such option and the price per share thereof shall be proportionately adjusted for any such change by the Committee or the Board whose determination thereon shall be conclusive.

The number of shares available for issuance upon exercise of outstanding options as of December 31, 2007 is 13,866,038 shares of Common Stock under the Plan and 2,400,000 shares of Common Stock under the Director Plan.

The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.008	3,347,000	6.63		3,347,000
$.010	4,641,000	6.73		3,930,000
$.080	100,000	1.07		100,000
$.015	8,178,000	8.38		4,316,000
	16,266,000		$0.013	11,693,000	$0.012

NOTE G - INCOME TAX

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2007. We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. Generally, our federal, state and local jurisdiction income tax returns for 2003 through 2006 remain subject to examination by various tax authorities.

CareAdvantage, Inc. and Subsidiaries

NOTE G - INCOME TAX (CONTINUED)

Under the asset and liability method used by the Company as outlined in SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements' carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 are as follows:

Noncurrent portion of deferred tax assets/(liabilities):
Net operating loss carryforwards	$7,589,000
Deferred rent	167,000
Tax/ book basis of fixed assets	363,000
Intangibles	220,000
Stock based compensation	70,000
Alternative minimum tax credit	55,000
Deferred tax assets	8,464,000
Valuation allowance	(8,464,000)
$0

The Company's deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net federal operating loss carryforwards of approximately $19,458,638 at December 31, 2007, expiring through 2027. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company's deferred tax asset increased approximately $25,000 and $74,000 for the years ended December 31, 2007 and 2006, respectively. The Company incurred state income tax of approximately $3,000 for both years ended December 31, 2007 and 2006.

The difference between the federal statutory rate and the Company's effective tax rate is as follows:

	Year Ended
	December 31,
	2007	2006
Income tax benefit at federal statutory rate	$(27,000)	$(50,000)
Permanent differences	5,000	1,000
Change in valuation allowance	25,000	55,000
State taxes, net of federal benefit	(3,000)	(7,000)
Other	3,000	4,000
	$3,000	$3,000

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Contingencies:

A legal action pending in Superior Court of New Jersey, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the plaintiff's claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against the plaintiff claiming the former employee induced another employee to quit employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against the plaintiff and a limited liability company of which the plaintiff

CareAdvantage, Inc. and Subsidiaries

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

is a member, claiming the plaintiff misappropriated and used certain Company property. This matter is presently being tried; it is anticipated that the trial will conclude during the summer of 2008.

[2]	Professional liability:

In providing utilization review and case management services, the Company makes recommendations regarding benefit plan coverage based upon judgments and established protocols as to the appropriateness of the proposed medical treatment. Consequently, the Company could have potential liability for adverse medical results. The Company could become subject to claims based upon the denial of health care benefits and claims such as malpractice arising from the acts or omissions of health care professionals. Although the Company does not believe that it engages in the practice of medicine or that it delivers medical services directly, no assurance can be given that the Company will not be subject to litigation or liability which may adversely affect its financial condition and operations in a material manner. Although the Company maintains comprehensive general liability and professional liability insurance coverage, including coverage for liability in connection with the performance of medical utilization review services and typically obtains indemnification from its customers, no assurances can be given that such coverage will be adequate in the event the Company becomes subject to any of the above described claims. The Company's exposure in this regard is substantially reduced since it ceased providing utilization review and case management services as of December 31, 2002. Nonetheless, until the applicable statutes of limitations have expired, the Company retains exposure for past activities as well as on account of its continued internal physician review services offered as part of its Executive and Clinical Management Services.

[3]	Operating leases:

The Company's lease for office space expires in March 2011. Minimum annual lease payments for office space for each of the next four years ending December 31 are as follows:

Year	Lease
Ending	Obligation
2008	550,000
2009	650,000
2010	750,000
2011	187,000
$2,137,000

Rent expense was $526,000 for each of the years ended December 31, 2007 and 2006.

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the Lease, March 31, 2011, remains unchanged by the Second Amendment.

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Lease Amendment and the original lease. As of January 1, 2005, the additional rent attributable to the difference in base rent was $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement. This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet the above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be and refer only to 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

CareAdvantage, Inc. and Subsidiaries

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

At December 31, 2007, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $ 653,000. The additional base rent that would be due at December 31 of the next three years if the Company failed to meet the conditions of the Second Amendment are as follows:

Year	Additional
Ending	Rent
2008	452,000
2009	251,000
2010	50,000

[4]	Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees' compensation. Company contributions are fully vested immediately.

The Company's matching contribution was $56,000 and $58,000 for the years ended December 31, 2007 and 2006, respectively.

[5]	Employee commitment:

As of October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Mouras Employment Agreement”), the current Chief Executive Officer and President. The Mouras Employment Agreement replaces an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company’s Executive Vice President of Marketing and Sales. The Mouras Employment Agreement continues for a one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Mouras Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, and (c) other benefits, including participating in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees. Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement. The Mouras Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment. On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination from the Company without cause, and on November 11, 2005, the Company further amended the Mouras Employment Agreement by agreeing to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month grossed-up in each case for federal and state income tax liability.  On November 20, 2007, the Company further amended the Mouras Employment Agreement to increase the annual salary payable to Mr. Mouras to $400,000 per year, effective as of the date of the amendment.

EXHIBIT INDEX

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

3.1	Registrant's Certificate of Incorporation incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation incorporated by reference to the Company's Information Statement dated September 1996.

3.2	Registrant's By-Laws incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

3.2(a)	Amendment to the Registrant’s Bylaws incorporated by reference to Exhibit 3.2(a) filed with the Company’s Form 10-KSB for the year ended December 31, 2006

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

10.56
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 20, 2007, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on November 26, 2007.

10.57
Data Services License Agreement between the Registrant and 3M Company dated April 8, 2003, as amended. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934*

10.58
Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of September 1, 2004, as amended. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

10.59
Third Amended and Restated Service Agreement between the Company and Blue Cross Blue Shield of Vermont made as of April 1, 2001, as amended. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.*

10.60	Third Amendment of Lease Agreement between CareAdvantage Health Systems, Inc. and SMIII Woodbridge Plaza, LLC dated March 26, 2008.*

16.1	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 1996.

16.2	Letter regarding change in accountants, incorporated by reference to Exhibit 16 filed on the Company’s Form 8-K dated July 31, 2001.

16.3	Letter regarding change in accountants, incorporated by reference to Exhibit 16.1 filed on the Company’s Form 8-K dated June 6, 2002.

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Auditors*

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*filed herewith

** furnished herewith