Form 10-Q
period 2008-03-31
CAREADVANTAGE INC
filed 2008-05-07
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of April 22, 2008 is 60,861,665

I N D E X

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	Unaudited	Unaudited
Current assets:
Cash and cash equivalents	$548,000	$508,000
Accounts receivable	325,000	387,000
Prepaid expenses	103,000	107,000
Other current assets	32,000	41,000
Total current assets	1,008,000	1,043,000

Property and equipment, at cost net of accumulated depreciation	216,000	234,000
Intangible assets, net of accumulated depreciation	6,000	6,000
Security deposits	167,000	167,000

Total Assets	$1,397,000	$1,450,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$292,000	$62,000
Accrued compensation and related benefits	88,000	124,000
Accrued professional fees	165,000	206,000
Other current liabilities	43,000	14,000
Deferred revenue	10,000	21,000
Capital lease obligation - current	58,000	58,000

Total current liabilities	656,000	485,000

Long term liabilities:

Capital lease obligation - long term	122,000	138,000
Deferred rent	422,000	428,000

Total long term liabilities	544,000	566,000

Total Liabilities	$1,200,000	$1,051,000

Stockholders' equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share;
authorized 200,000,000 shares; issued 114,256,485 shares
at March 31, 2008 and 113,256,485 at December 31, 2007
and outstanding on March 31, 2008 60,861,665
and on December 31, 2007 59,861,665	114,000	113,000
Additional paid in capital	24,117,000	24,086,000
Accumulated deficit	(23,772,000)	(23,538,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)
Total Stockholders' Equity	197,000	399,000
Total Liabilities and Stockholders' Equity	$1,397,000	$1,450,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2008	2007

License fees and service revenue	$1,113,000	$1,050,000

Costs of services	450,000	426,000

Gross profit	663,000	624,000

Operating expenses:

Selling, general and administrative	890,000	686,000

Operating loss	(227,000)	(62,000)

Interest expense	(7,000)	(5,000)

Net loss	$(234,000)	$(67,000)

Net loss per share of common stock	($ .00)	($ .00)

Weighted average number
of common shares outstanding -

Basic and diluted	60,785,000	53,417,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:

Net loss	$(234,000)	$(67,000)

Adjustments to reconcile net loss
to net cash provided by/(used in) operating
activities:

Depreciation and amortization	19,000	18,000
Stock based compensation	32,000	16,000
Deferred revenue	(11,000)	(18,000)
Deferred rent	(6,000)	19,000

Change in:

Accounts receivable	62,000	115,000
Prepaid expenses and other current assets	13,000	(72,000)
Accounts payable	230,000	(15,000)
Accrued expenses and other current liabilities	(48,000)	(51,000)

Net cash provided by/ (used in) operating activities	57,000	(55,000)

Cash flows from investing activity:

Capital expenditures	(1,000)	-

Net cash used in investing activities	(1,000)	-

Cash flows from financing activity:

Repayment of capital leases	(16,000)	(10,000)

Net cash used in financing activities	(16,000)	(10,000)

Net increase/(decrease) in cash	40,000	(65,000)

Cash and cash equivalents - beginning of period	508,000	371,000

Cash and cash equivalents - end of period	$548,000	$306,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business:

[1] Business and Basis of Presentation:

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

The Company has a history of losses and for the three months ended March 31, 2008 it had a net loss of $234,000. Additionally, the Company has an accumulated deficit of $23,772,000 and cash and cash equivalents of $548,000 at March 31, 2008. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2008 and a forecast prepared by management based on executed contracts, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, included projected revenue, will be attained.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of our management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The Company urges you to read these interim financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

[2] Adoption of Accounting Standards:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

Note B--Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	March 31,
	2008	2007

Total Potential Dilutive shares	16,266,000	19,852,000

Note C-- Stock-Based Compensation:

The Company recognized stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“FAS 123R”), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period.

For the three months periods ended March 31, 2008 and 2007, the Company included approximately $32,000 and $16,000, respectively, of share-based compensation in the Company’s statement of operations. For the quarter ended March 31, 2008, the total share based compensation included approximately $20,000 one-time stock charge related to a stock bonus grant of one million shares to an employee.

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized upon exercise for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three months ended March 31, 2008 and 2007.

As of March 31, 2008, there was approximately $38,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of 1.05 years.

Note D--Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently being tried; it is not certain when the trial is expected to conclude because the necessary dates for the trial have not been scheduled.

Note E—Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

Note F—Leased Space:

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement dated January 10, 2005 (the “Second Amendment”). This recapture did not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet the above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be and refer only to 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

At March 31, 2008, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $603,000. The additional base rent that would be due at December 31 of the next three years if the Company failed to meet the conditions of the Second Amendment is as follows:

Year Ending	Additional Rent

2008	$452,000
2009	$251,000
2010	$50,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements:

Statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements concerning management's plans, intentions and expectations with respect to future financial performance and future events, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers. Many of these statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this 10-Q. For a more complete discussion of these risk factors, please see “Cautionary Statements” in Item 6 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2007. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that our plans, intentions or expectations will be achieved.

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

As part of offering its management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans, employers and unions better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company enables its customers to:

•	access meaningful information via an Internet-based portal;
•	track population and member-related disease status and severity over time;
•	compare client sub-populations;
•	profile providers using case mix and severity-adjusted techniques;
•	select and prioritize members who would best benefit from care management interventions;
•	understand adverse selection associated with existing and/or newly-obtained business as well as understand the impact of a plan’s overall turnover in terms of stayers and leavers;
•	reduce the dependence on internal resources to develop and produce required reports to accomplish these tasks

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2008 with those for the three months ended March 31, 2007. The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2008 and March 31, 2007 were approximately $1,113,000 and $1,050,000, respectively. The revenue was generated primarily from license and consulting fees earned during this period. The current revenue amount represents an increase of approximately $63,000 for the three-month period ended March 31, 2008 from the corresponding period of the prior year. The increase for the three months ended March 31, 2008 was primarily attributable to increased revenue of approximately $96,000 in new business offset by a decrease of approximately $33,000 in current customer business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2008 and March 31, 2007 was approximately $450,000 and $426,000, respectively. This represents an increase of approximately $24,000 for the three-month period ended March 31, 2008 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended March 31, 2008 was primarily due to increases in personnel costs of approximately $22,000 and increases of approximately $2,000 in other costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2008 and March 31, 2007 were approximately $890,000 and $686,000, respectively. This represents an increase of approximately $204,000 for the three-month period ended March 31, 2008 over the corresponding period of the prior year. This increase for the three-month period ended March 31, 2008 is primarily due to increases in personnel costs of approximately $63,000, increases of approximately $11,000 in other general and administrative costs, and increases in professional fees of approximately $130,000, largely relating to legal expenses due to trial preparation costs for the lawsuit captioned “Alan Fontes vs. CareAdvantage, Inc.,” as discussed in Note D to the Unaudited Condensed Consolidated Financial Statements.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2008, the Company had working capital of approximately $352,000, stockholders equity of approximately $197,000 and an accumulated deficit of approximately $23,772,000.

Financial condition:

At March 31, 2008, the Company had cash of approximately $548,000 and working capital of approximately $352,000. At December 31, 2007, the Company had cash of approximately $508,000 and working capital of approximately $558,000.

Net cash provided by operating activities amounted to approximately $57,000 for the three-month period ended March 31, 2008. The cash provided by operating activities is largely due to the changes in operating assets and liabilities relating primarily to the collection of accounts receivable, increase in accounts payable of approximately $230,000 largely due to increase in legal fees and non cash charges, offset by the Company’s three-month loss of $234,000.

Net cash used in investing activities amounted to approximately $1,000 for the three-month period ended March 31, 2008 related to capital expenditures during the three-month period.

Net cash used in financing activities for the three-month period ended March 31, 2008 was approximately $16,000 related to payments on a capital lease for equipment.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2008 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

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

Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note B to the Company’s audited financial statements filed on the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.

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

Accounting for stock-based compensation

The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“FAS 123R”), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T. Controls and Procedures

(a) Disclosure Controls and Procedures

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, who is also the acting Principal Financial Officer, concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of March 31, 2008. As a result of these deficiencies, our Chief Executive Officer, who is also the acting Principal Financial Officer, has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level as of March 31, 2008.

We previously reported two control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2007, which were described in Item 8A(T), Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were as follows:

•  We had inadequate staffing within the bookkeeping and accounting operations and a lack of financial accounting expertise at our Company.

 •  We had one person, Dennis J. Mouras, performing the roles of the chief executive officer and principal financial officer.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes

A more detailed discussion of these control deficiencies can be found Item 8A(T), Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Even though management is not aware of any instance in which the Company failed to identify or resolved a disclosure matter or failed to perform a timely and effective review, the control deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. Our management believes that these material weaknesses still existed as of March 31, 2008.

Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2008 as a result of the material weaknesses identified above, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

As stated above, Management believes that the material weaknesses described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 existed as of March 31, 2008, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.

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

For a description of additional legal proceedings, see Note D to the Unaudited Condensed Consolidated Financial Statements. With the exception of the legal proceedings described above and in Note D to the Unaudited Condensed Consolidated Financial Statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

May 7, 2008	/s/ Dennis J. Mouras
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

10.57
Data Services License Agreement between the Registrant and 3M Company dated April 8, 2003, as amended, incorporated by reference to Exhibit 10.57 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.58
Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of September 1, 2004, as amended, incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.59
Third Amended and Restated Service Agreement between the Company and Blue Cross Blue Shield of Vermont made as of April 1, 2001, as amended, incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.60
Third Amendment of Lease Agreement between CareAdvantage Health Systems, Inc. and SMIII Woodbridge Plaza, LLC dated March 26, 2008 incorporated by reference to Exhibit 10.60 filed with the Company’s Form 10KSB for the year ended December 31, 2007.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

_____________________________________
*filed herewith
** furnished herewith