Form 10-Q
period 2008-06-30
CAREADVANTAGE INC
filed 2008-08-14
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒	No☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of July 23, 2008 is 60,861,665

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$324,000	$508,000
Accounts receivable	316,000	387,000
Prepaid expenses	18,000	107,000
Other current assets	36,000	41,000
Total current assets	694,000	1,043,000

Property and equipment, at cost net of accumulated depreciation	200,000	234,000
Intangible assets, net of accumulated depreciation	5,000	6,000
Security deposits	167,000	167,000
Total Assets	$1,066,000	$1,450,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable	$256,000	$62,000
Accrued compensation and related benefits	107,000	124,000
Accrued professional fees	129,000	206,000
Other current liabilities	1,000	14,000
Deferred revenue	48,000	21,000
Capital lease obligation - current	58,000	58,000
Total current liabilities	599,000	485,000

Long term liabilities:
Capital lease obligation - long term	107,000	138,000
Deferred rent	416,000	428,000
Total long term liabilities	523,000	566,000
Total Liabilities	1,122,000	1,051,000

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 114,256,485 shares at June 30, 2008 and 113,256,485 at December 31, 2007 and outstanding 60,861,665 shares at June 30, 2008 and 59,861,665 at December 31, 2007	114,000	113,000
Additional capital	24,127,000	24,086,000
Accumulated deficit	(24,035,000)	23,538,000
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000
Total Stockholders' (Deficit)/Equity	(56,000)	399,000
Total Liabilities and Stockholders' (Deficit)/Equity	$1,066,000	$1,450,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

License fees and service revenue	$899,000	$1,085,000	$2,012,000	$2,135,000

Costs of services	430,000	429,000	880,000	858,000

Gross profit	469,000	656,000	1,132,000	1,277,000

Operating expenses:

Selling, general and administrative	726,000	714,000	1,616,000	1,397,000

Operating loss	(257,000)	(58,000)	(484,000)	(120,000)

Interest expense	(6,000)	(4,000)	(12,000)	(9,000)

Gain on sale of assets	-	32,000	-	32,000

Provision for income taxes	1,000	1,000	1,000	1,000

Net (loss)	$(264,000)	$(31,000)	$(497,000)	$(98,000)

Net (loss) per share of common stock	$(.00)	$(.00)	$(.01)	$(.00)

Weighted average number of common shares outstanding -

Basic and diluted	60,861,665	56,775,000	60,823,000	56,775,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:

Net loss	$(497,000)	$(98,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	36,000	35,000
Stock based compensation	42,000	32,000
Deferred revenue	27,000	(37,000)
Deferred rent	(12,000)	38,000
Gain on sale of assets	-	(32,000)

Change in:

Accounts receivable	71,000	161,000
Prepaid expenses and other assets	94,000	(78,000)
Accounts payable	194,000	(39,000)
Accrued expenses and other liabilities	(107,000)	(25,000)

Net cash used in operating activities	(152,000)	(43,000)

Cash flows from investing activity:

Capital expenditures	(1,000)	-
Proceeds from sale of assets	-	32,000

Net cash (used in)/provided by investing activities	(1,000)	32,000

Cash flows from financing activity:

Repayment of capital leases	(31,000)	(22,000)

Net cash used in financing activities	(31,000)	(22,000)

Net decrease in cash and cash equivalents	(184,000)	(33,000)

Cash and cash equivalents - beginning of period	508,000	371,000

Cash and cash equivalents - end of period	$324,000	$338,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Note A—Business:

[1] Business and Basis of Presentation:

CareAdvantage, Inc. (“CAI” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing management and consulting services designed to enable integrated health care delivery systems, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

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

The Company has a history of losses and for the three and six months ended June 30, 2008 it had a net loss of $264,000 and $497,000, respectively. Additionally, the Company has an accumulated deficit of $24,035,000, stockholders deficit of $56,000 and cash and cash equivalents of $324,000 at June 30, 2008. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2008 and a forecast prepared by management which took into account executed contracts, and cost reductions planned and effectuated since June 30, 2008, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The Company urges you to read these interim financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-KSB for the year ended December 31, 2007.

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

Note B—Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	Three and Six Months Ended June 30,
	2008	2007

Total Potential Dilutive shares	16,266,000	19,852,000

Note C—Stock-Based Compensation:

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

For the three and six months periods ended June 30, 2008, the Company included approximately $10,000 and $42,000, respectively, of share-based compensation in the Company’s statement of operations. For the three and six months ended June 30, 2007, the Company included approximately $15,000 and $32,000, respectively, of shared-based compensation in the Company’s statement of operations. For the six months ended June 30, 2008, the total share based compensation included approximately $20,000 stock charge related to a stock bonus grant of one million shares to an employee.

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized upon exercise for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2008 and 2007.

As of June 30, 2008, there was approximately $28,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of .88 years.

Note D—Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently being tried; it is not certain when the trial is expected to conclude.

Note E—Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

Note F—Leased Space:

The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for ten additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses. As a result of the Company's ceasing to provide services to Horizon BCBSNJ, the Company no longer needed 20,500 square feet of this space.

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1. 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. The expiration date of the lease, March 31, 2011, remains unchanged by the Lease Amendment.

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company is not in default under any terms and conditions of the original lease_ In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended. As of January 1, 2005, the additional rent attributable to the difference in base rent is $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the Company’s landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement dated January 10, 2005 (the “Second Amendment”). This recapture did not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be and refer only to 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

At June 30, 2008, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $553,000. The additional base rent that would be due at December 31 of the next three years if the Company failed to meet the conditions of the Second Amendment is as follows:

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

GENERAL OVERVIEW:

The Company and its direct and indirect subsidiaries, CAHS and CHCM, are in the business of providing management and consulting services designed to enable integrated health care delivery systems, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their subscribers. The management and consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company operates in one business segment.

As part of offering its management and consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help managed care plans, employers and unions better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The tool uses 3M’s Clinical Risk Groups (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. Using RPNavigator, the Company enables its customers to:

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

Management believes it must continue refinement of its current service lines in order to continue adding value to existing and potential customers. Management intends to continue its evaluation of each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company contemplates pursuing alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2008, with those for the three and six months ended June 30, 2007. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

 Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2008 and June 30, 2007 were approximately $899,000 and $1,085,000, respectively. The revenue was generated primarily from consulting fees earned during these periods. The current revenue amount represents a decrease of approximately $186,000 for the three-month period ended June 30, 2008 from the corresponding period of the prior year. The decrease for the three months ended June 30, 2008 was primarily attributable to a decrease of approximately $238,000 largely due to decreased membership of one existing customer, offset by increased revenue of approximately $52,000 in new business.

 Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2008 and June 30, 2007 was approximately $430,000 and $429,000, respectively. This represents an increase of approximately $1,000 for the three-month period ended June 30, 2008 over the corresponding period of the prior year. The increase in the cost of services for the three-month period ended June 30, 2008 was primarily due to increased personnel costs of approximately $8,000, offset by a decrease of approximately $5,000 in travel costs and a decrease of approximately $2,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2008 and June 30, 2007 were approximately $726,000 and $714,000, respectively. This represents an increase of approximately $12,000 for the three-month period ended June 30, 2008 over the corresponding period of the prior year. This increase for the three-month period ended June 30, 2008 is primarily due to increases in personnel costs of approximately $47,000 and increased information and communication costs of approximately $4,000, offset by decreased travel costs of approximately $5,000, a decrease of approximately $16,000 in professional costs and a decrease of approximately $17,000 in other general and administrative costs.

Net Loss:

The Company’s net loss for the three month period ended June 30, 2007 includes a gain on sale of fixed assets of approximately $32,000.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2007 and June 30, 2006 were approximately $2,012,000 and $2,135,000, respectively. This represents a decrease of approximately $123,000 for the six-month period ended June 30, 2008 from the corresponding period of the prior year. The decrease for the six months ended June 30, 2008 was primarily attributable to decreased revenue of approximately $271,000 in current customer business largely due to decreased membership of one existing customer, offset by increased revenue of approximately $148,000 in new business.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2008 and June 30, 2007 was approximately $880,000 and $858,000, respectively. This represents an increase of approximately $22,000 for the six-month period ended June 30, 2008 over the corresponding period of the prior year. This increase for the six-month period ended June 30, 2008 is primarily due to increases in personnel costs of approximately $30,000, offset by decreases in travel costs of approximately $3,000 and decreases of approximately $5,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2008 and June 30, 2007 were approximately $1,616,000 and $1,397,000, respectively. This represents an increase of approximately $219,000 for the six-month period ended June 30, 2008 over the corresponding period of the prior year. This increase for the six-month period ended June 30, 2008 is primarily due to increases in personnel costs of approximately $112,000, an increase in professional costs of approximately $114,000 and an increase in information and communication costs of approximately $4,000, offset by decreases in travel costs of approximately $5,000, and decreases of approximately $6,000 in other general and administrative costs.

Net Loss:

The Company’s net loss for the six month period ended June 30, 2007 includes a gain on sale of fixed assets of approximately $32,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2008, the Company had working capital of approximately $95,000, stockholders deficit of approximately $56,000 and an accumulated deficit of approximately $24,035,000.

Financial condition:

At June 30, 2008, the Company had cash of approximately $324,000 and working capital of approximately $95,000. At December 31, 2007, the Company had cash of approximately $508,000 and working capital of approximately $558,000.

Net cash used in operating activities amounted to approximately $152,000 for the six-month period ended June 30, 2008. The cash used in operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable of approximately $71,000 and an increase in accounts payable of approximately $194,000 largely due to increase in professional costs, stock compensation charges and depreciation and amortization charges, offset by the Company’s six-month loss of approximately $497,000.

Net cash used in investing activities for the six-month period ended June 30, 2008 was approximately $1,000 related to capital expenditures.

Net cash used in financing activities for the six-month period ended June 30, 2008 was approximately $31,000 related to payments on capital leases for equipment.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2008 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, The FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, who is also the acting Principal Financial Officer, concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of June 30, 2008. As a result of these deficiencies, our Chief Executive Officer, who is also the acting Principal Financial Officer, has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level as of June 30, 2008.

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

Even though management is not aware of any instance in which the Company failed to identify or resolved a disclosure matter or failed to perform a timely and effective review, the control deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. Our management believes that these material weaknesses still existed as of June 30, 2008.

Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2008 as a result of the material weaknesses identified above, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

As stated above, Management believes that the material weaknesses described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 existed as of June 30, 2008, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended June 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 14, 2008	/s/ Dennis J. Mouras Dennis J. Mouras
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

10.3	CW Exchangeable Note incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.4
Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

10.5	EHC Exchangeable Note incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

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

10.8	Separation Agreement dated April 20, 1995 between PMDX and the Registrant incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-1 (File No. 33-89176).

10.9	Registrant’s 1996 Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.10	Registrant’s 1996 Director Stock Option Plan incorporated by reference to the Company's Information Statement dated September 1996.

10.11
Option Agreement between CW Ventures and Horizon BCBSNJ incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997.

10.12
Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures, incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998.

10.13
Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999.

10.14
Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc., incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000.

10.15
Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000.

10.16
Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.17
Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc., incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001.

10.18
Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc. incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001.

10.19
Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004.

10.20
Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C., incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005.

10.21
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

10.22
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25, 2000, incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005.

10.23
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

10.24
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

10.25
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

10.26
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

10.27
Letter from Kaiser Foundation Health Plan of the Northwest terminating Services and License Agreement, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 3, 2006.

10.28
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 20, 2007, incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on November 26, 2007.

10.29
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

10.30
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

10.31
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

10.32
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