Form 10-Q
period 2008-09-30
CAREADVANTAGE INC
filed 2008-11-14
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock outstanding as of October 15, 2008 is 60,861,665

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$164,000	$508,000
Accounts receivable	235,000	387,000
Prepaid expenses	83,000	107,000
Other current assets	26,000	41,000
Total current assets	508,000	1,043,000

Property and equipment, at cost net of accumulated depreciation	186,000	234,000
Intangible assets, net of accumulated depreciation	4,000	6,000
Security deposits	167,000	167,000
Total Assets	$865,000	$1,450,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$353,000	$62,000
Accrued compensation and related benefits	72,000	124,000
Accrued professional fees	158,000	206,000
Other current liabilities	1,000	14,000
Deferred revenue	36,000	21,000
Capital lease obligation - current	58,000	58,000
Total current liabilities	678,000	485,000

Long term liabilities:
Capital lease obligation - long term	93,000	138,000
Deferred rent	410,000	428,000
Total long term liabilities	503,000	566,000
Total Liabilities	1,181,000	1,051,000

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 114,256,485 shares at September 30, 2008 and 113,256,485 at December 31, 2007 and outstanding 60,861,665 shares at September 30, 2008 and 59,861,665 at December 31, 2007	114,000	113,000
Additional capital	24,129,000	24,086,000
Accumulated deficit	(24,297,000)	(23,538,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)
Total Stockholders' (Deficit)/Equity	(316,000)	399,000
Total Liabilities and Stockholders' (Deficit)/Equity	$865,000	$1,450,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

License fees and service revenue	$876,000	$1,037,000	$2,888,000	$3,172,000

Costs of services	340,000	418,000	1,220,000	1,276,000

Gross profit	536,000	619,000	1,668,000	1,896,000

Operating expenses:

Selling, general and administrative	791,000	682,000	2,407,000	2,079,000

Operating loss	(255,000)	(63,000))	(739,000)	(183,000)

Interest expense	6,000	4,000	18,000	13,000

Gain on sale of assets	-	-	-	32,000

Provision for income taxes	1,000	2,000	2,000	3,000

Net (loss)	$(262,000)	$(69,000)	$(759,000)	$(167,000)

Net (loss) per share of common stock	$(.00)	$(.00)	$(.01)	$(.00)

Weighted average number of common shares outstanding -

Basic and diluted	60,862,000	58,074,000	60,836,000	57,213,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(759,000)	$(167,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	54,000	52,000
Stock based compensation	44,000	45,000
Deferred revenue	15,000	(24,000)
Deferred rent	(18,000)	57,000
Gain on sale of assets	-	(32,000)

Change in:

Accounts receivable	152,000	129,000
Prepaid expenses and other assets	39,000	(68,000)
Accounts payable	291,000	(60,000)
Accrued expenses and other liabilities	(113,000)	29,000

Net cash used in operating activities	(295,000)	(39,000)

Cash flows from investing activity:

Capital expenditures	(4,000)	(16,000)
Proceeds from sale of assets	-	32,000

Net cash (used in)/provided by investing activities	(4,000)	16,000

Cash flows from financing activity:

Proceeds from exercise of stock options	-	25,000
Repayment of capital leases	(45,000)	(30,000)

Net cash used in financing activities	(45,000)	(5,000)

Net decrease in cash and cash equivalents	(344,000)	(28,000)

Cash and cash equivalents - beginning of period	508,000	371,000

Cash and cash equivalents - end of period	$164,000	$343,000

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2008 and a forecast prepared by management which took into account executed contracts, and cost reductions planned and effectuated since September 30, 2008, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. The Company has a history of losses and for the three and nine months ended September 30, 2008 it had a net loss of $262,000 and $759,000, respectively. Additionally, at September 30, 2008, the Company has an accumulated deficit of $24,297,000, stockholders deficit of $316,000 and cash and cash equivalents of $164,000 at September 30, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and to make such financial statements not misleading. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The Company urges you to read these interim financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-KSB for the year ended December 31, 2007.

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

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “”Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In June 2008, the Financial Accounting Standards Board issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings per share (“EPS”) calculation under the two-class method described in FASB Statement No. 128, “Earnings Per Share”. This FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data will have to be adjusted retrospectively to conform to the provisions of this FSP. The adoption of this pronouncement will not have a material impact on our financial positions and results of operations.

In October of 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB Statement No. 157 in a market that is not active. This FSP is effective for fiscal years beginning after October 10, 2008. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

Note B—Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share for the three and nine months ended September 30, 2008 and 2007 because they had an anti-dilutive impact are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Potential Dilutive shares	13,266,000	16,866,000	13,266,000	16,866,000

Note C—Stock-Based Compensation:

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

For the three and nine months periods ended September 30, 2008, the Company included approximately $2,000 and $44,000, respectively, of share-based compensation in the Company’s statement of operations. For the three and nine months ended September 30, 2007, the Company included approximately $13,000 and $45,000, respectively, of shared-based compensation in the Company’s statement of operations. For the nine months ended September 30, 2008, the total share based compensation included approximately $20,000 stock charge related to a stock bonus grant of one million shares to an employee.

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized upon exercise for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and nine months ended September 30, 2008 and 2007.

As of September 30, 2008, there was approximately $19,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of .62 years.

Note D—Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that Mr. Fontes’s claim, which is for approximately $42,500, is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property. This matter is presently being tried before a judge; it is not certain when the trial is expected to conclude.

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

At September 30, 2008, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $503,000. The additional base rent that would be due at December 31 of the next three years if the Company failed to meet the conditions of the Second Amendment is as follows:

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

With respect to RPNavigator license fees, most of the Company's customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2008, with those for the three and nine months ended September 30, 2007. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2008 and September 30, 2007 were approximately $876,000 and $1,037,000, respectively. The revenue was generated primarily from licensing and consulting fees earned during these periods. The current revenue amount represents a decrease of approximately $161,000 for the three-month period ended September 30, 2008 from the corresponding period of the prior year. The decrease for the three months ended September 30, 2008 was primarily attributable to a decrease of approximately $265,000 largely due to decreased membership of one existing customer, offset by an increase in business of approximately $41,000 from other existing customers and increased revenue of approximately $63,000 in new business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2008 and September 30, 2007 was approximately $340,000 and $418,000, respectively. This represents a decrease of approximately $78,000 for the three-month period ended September 30, 2008 over the corresponding period of the prior year. The decrease in the cost of services for the three-month period ended September 30, 2008 was primarily due to decreased personnel costs of approximately $81,000 due to employee terminations and travel costs of approximately $3,000, offset by an increase of approximately $6,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2008 and September 30, 2007 were approximately $791,000 and $682,000, respectively. This represents an increase of approximately $109,000 for the three-month period ended September 30, 2008 over the corresponding period of the prior year. This increase for the three-month period ended September 30, 2008 is primarily due to increases in personnel costs of approximately $45,000, increased professional costs of approximately $117,000 related to the Fontes litigation, offset by decreased facility costs of approximately $9,000, travel costs of approximately $4,000 and a decrease of approximately $40,000 in other general and administrative costs, which include a reduction in insurance costs of approximately $26,000 and decreased stock compensation charge of approximately $12,000.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2008 and September 30, 2007 were approximately $2,888,000 and $3,172,000, respectively. This represents a decrease of approximately $284,000 for the nine-month period ended September 30, 2008 from the corresponding period of the prior year. The decrease for the nine months ended September 30, 2008 was primarily attributable to decreased revenue of approximately $550,000 due to decreased membership of one existing customer, offset by increased revenue of approximately $55,000 in business from other existing customers and approximately $211,000 in new business.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2008 and September 30, 2007 was approximately $1,220,000 and $1,276000, respectively. This represents a decrease of approximately $56,000 for the nine-month period ended September 30, 2008 over the corresponding period of the prior year. This decrease for the nine-month period ended September 30, 2008 is primarily due to decreases in personnel costs of approximately $52,000 due to employee terminations and travel costs of approximately $6,000, offset by increases of approximately $2,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2008 and September 30, 2007 were approximately $2,407,000 and $2,079,000, respectively. This represents an increase of approximately $328,000 for the nine-month period ended September 30, 2008 over the corresponding period of the prior year. This increase for the nine-month period ended September 30, 2008 is primarily due to increases in personnel costs of approximately $157,000, an increase in professional costs of approximately $231,000 related to the Fontes litigation and a combined increase in information and communication costs of approximately $6,000, offset by decreases in facility costs of approximately $9,000, travel costs of approximately $9,000, and decreases of approximately $48,000 in other general and administrative costs which include a reduction in insurance costs of approximately $58,000.

Net Loss:

The Company’s net loss for the nine month period ended September 30, 2007 includes a gain on sale of fixed assets of approximately $32,000.

 LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2008, the Company had negative working capital of approximately $170,000, stockholders deficit of approximately $316,000 and an accumulated deficit of approximately $24,297,000.

Financial condition:

At September 30, 2008, the Company had cash of approximately $164,000 and a negative working capital of approximately $170,000. At December 31, 2007, the Company had cash of approximately $508,000 and working capital of approximately $558,000.

Net cash used in operating activities amounted to approximately $295,000 for the nine-month period ended September 30, 2008. The cash used in operating activities is largely due to changes in operating assets and liabilities relating primarily to the collection of accounts receivable of approximately $152,000 and an increase in accounts payable of approximately $291,000 largely due to increases in professional costs, stock compensation charges and depreciation and amortization charges, offset by the Company’s nine-month loss of approximately $759,000.

Net cash used in investing activities for the nine-month period ended September 30, 2008 was approximately $4,000 related to capital expenditures.

Net cash used in financing activities for the nine-month period ended September 30, 2008 was approximately $45,000 related to payments on capital leases for equipment.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2008 and cash flow from operations based on a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during the next twelve months. Such forecast includes contracts with new customers as well as expanding business with current customers that is expected to start in the next three to six months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. The Company has a history of losses and for the three and nine months ended September 30, 2008 it had a net loss of $262,000 and $759,000, respectively. Additionally, at September 30, 2008, the Company has an accumulated deficit of $24,297,000, stockholders deficit of $316,000 and cash and cash equivalents of $164,000 at September 30, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue recognition

With respect to RPNavigator license fees, most of the Company's customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

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
In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “”Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In June 2008, the Financial Accounting Standards Board issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings per share (“EPS”) calculation under the two-class method described in FASB Statement No. 128, “Earnings Per Share”. This FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data will have to be adjusted retrospectively to conform to the provisions of this FSP. The adoption of this pronouncement will not have a material impact on our financial positions and results of operations.

In October of 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB Statement No. 157 in a market that is not active. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, who is also the acting Principal Financial Officer, concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of September 30, 2008. As a result of these deficiencies, our Chief Executive Officer, who is also the acting Principal Financial Officer, has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level as of September 30, 2008.

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

As indicated in paragraph (b) of this Item 4T, for the quarter beginning July 1, 2008, the Company retained an independent consultant with financial accounting expertise to supplement its staff in providing bookkeeping and accounting operations.    As a result, management believes that the first identified material weakness did not exist as of September 30, 2008.

Even though management is not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, the second control deficiency described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Our management believes that this material weakness still existed as of September 30, 2008.

Notwithstanding management’s determination that a material weakness identified above existed in our disclosure controls and procedures as of September 30, 2008, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, the Company retained an independent consultant with financial accounting expertise to supplement its staff in providing bookkeeping and accounting operations.  Except for the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

As stated above, Management believes that the second material weakness described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 existed as of September 30, 2008 (i.e., a single person performs the roles of the chief executive officer and principal financial officer).    Although we will continue to evaluate and monitor the potential impact that this deficiency presents, our present intention is to not hire a separate principal financial officer unless and until our revenue and net income levels and/or the complexity of our operations warrant such a change. Certain of these remediation actions are described under the caption “Item 8A(T) — Controls and Procedures” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.

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

The Company is subject to an additional material legal proceeding, a description of which is found in Note D to the Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report and incorporated herein by reference. With the exception of these legal proceedings, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc
/s/ Dennis J. Mouras
November 14, 2008	Dennis J. Mouras
Chief Executive Officer and acting Principal Financial Officer

EXHIBIT INDEX

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	filed herewith

**	furnished herewith