Form 10-K
period 2008-12-31
CAREADVANTAGE INC
filed 2009-03-31
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):  Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008:  $186,348.48.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009:  62,284,442

Documents Incorporated by Reference

None

This Annual Report of CareAdvantage, Inc. (“CareAdvantage” or the “Company”) on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements”.  Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, particularly relating to revenues from performance-based services and re-negotiations of existing and new contracts with customers, general economic, market or business conditions; changes in our competitive position or competitive actions by other companies; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report.  Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

Except as expressly provided otherwise, the terms “CareAdvantage” and “Company” as used in this report refers to CareAdvantage, Inc. and the terms “we”, “us” and “our” refer collectively to CareAdvantage, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.         BUSINESS

Introduction and Background

CareAdvantage, Inc. (“CareAdvantage” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality of medical services provided to the health plan participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The tool uses 3M Company’s (“3M”) Clinical Risk Groups (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

•	actionable financial and utilization data analytics;

•	clinical analyses of health status and medical cost trends;

•	identification of key management and quality opportunities;

•	enhanced group-/segment-specific reporting;

•	transparent methodology;

•	measurement of internal and external vendors;

•	reduced dependence on internal resources to develop and produce required reports to accomplish these tasks

With respect to RPNavigator license fees, most of the Company’s customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both sources on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

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

The Company was incorporated in August 1994 as a wholly owned subsidiary of Primedex Health Systems, Inc. (“PMDX”), a publicly traded New York corporation. In October 1994, the Company acquired CAHS (under its prior corporate name, Advantage Health Systems, Inc., (“AHS”)), from PMDX.  On June 12, 1995, a stock dividend of all of the issued and outstanding shares of common stock of the Company was declared effective by PMDX.  As a result, the Company commenced trading as a public company on that date.

Initially, the Company relied on PMDX to provide the bulk of its working capital.  In addition to transferring all of its AHS stock to the Company, PMDX made a total of $9,700,059 in working capital advances to the Company (the last such advance being made in July 1995).  Pursuant to a revised separation agreement between the Company and PMDX dated April 20, 1995, PMDX agreed to capitalize all such advances in connection with the Company’s separation from PMDX.

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

The foregoing transactions with CW Ventures and Horizon BCBS resulted in CW Ventures owning approximately 38% of the outstanding shares of the Company’s common stock, par value $.001 per share (“Common Stock”), and Horizon BCBSNJ owning approximately 54% of outstanding shares of the Company’s Common Stock.

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

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

The American health care market continues to evolve within the environmental emphases on consumer choice and confidentiality protections, and is still battling the double challenge of accelerating costs and an aging population.  Employer groups are still trying to find a balance, providing health insurance to employees in order to attract the highest quality human capital, while developing strategies to control escalating costs.  In addition to the previous considerations, the latest emphasis is shifting towards the principle of data transparency on the part of insurers, HMOs and providers.

Data transparency has several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way.  So crucial is this factor that all of the major forces within the business, labor and health care community have come together in an attempt to provide the elements of structure and process that are the underpinnings of data transparency.  The Consumer-Purchaser Disclosure Project (“CPDP”), underwritten by the Robert Wood Johnson Foundation, had as its goal “to provide all Americans with publicly reported health care performance information by January 1, 2007.”  The “ shared vision [of this project] is that Americans will be able to select hospitals, physicians, and treatments based on nationally standardized measures for clinical quality, consumer experience, equity, and efficiency.”1  During 2007, the CPDP produced a white paper and set of guidelines governing the use of Electronic Files to:

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

CareAdvantage clients include health plans, employer, hospital systems, providers and other purchaser groups.  For the past 14 years, the Company has worked with many leading health plans to develop effective, affordable and timely data-driven strategies that improve case, disease and utilization, as well as operations and network management.  These strategies have helped CareAdvantage clients to more effectively:

•	Identify and quantify disease burden and associated risk with their entire population and sub-populations;
•	Improve member care quality through the defensible evaluation of health care providers and facilities;
•	Facilitate provider cooperation and collaboration based on case mix and severity-adjusted data;
•	Forecast resource consumption based on disease burden; and
•	Optimize allocation of resources.

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

1 www.healthcaredisclosure.org

2 The Gartner Report  - The Gartner Group - 1999

Operations

The Company utilizes a multi-disciplinary team approach in providing its healthcare consulting services, data warehousing and analytic services.  The Company, through its employees and independent contractors, assesses care management operations, systems resources, integration and outcomes.  Typically, assessment occurs on the client’s site, through interviews and data analysis.  At the center of CareAdvantage’s data-driven analyses is RPNavigator, the next generation software solution.  RPNavigator categorizes and quantifies a population’s disease burden and provides a clear picture of the health status and severity associated with its clients’ member populations.  RPNavigator’s underlying infrastructure incorporates classification methodologies from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member’s associated risks in intuitive ways.  It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective. RPNavigator includes a data mining tool (RPN3) that employs multi-dimensional “cubes” (data structures) for online analytic processing (OLAP). RPN3 references the same data set within RPNavigator and allows power users additional flexibility in querying that data.

RPNavigator utilizes this information to stratify its clients’ members, groups and providers through the use of a wide range of clinical and demographic descriptors to quantify their risk as well as evaluate the impact of key interventions and programs.  These descriptors and the underlying logic increase the associated transparency of the resulting analyses and support the new direction of the industry.   Among the benefits of this solution is the ability of CareAdvantage clients to:

•	Access meaningful information via an Internet-based portal;
•	Track population and member-related changes in disease status and severity over time;
•	Compare client sub-populations;
•	Profile provider using case mix and severity-adjusted techniques;
•	Select and prioritize members who would best benefit from care management interventions;
•	Understand adverse selection associated with existing and/or newly-obtained business as well as understand the impact of a plan’s overall turnover in terms of stayers and leavers; and
•	Reduce the dependence on internal resources to develop and produce required reports to accomplish these tasks.

There are several related efforts that result in additional sources of revenue for CareAdvantage, including:

•	Developing new standardized analyses on a client-specific basis to meet a particular need for that client;

•	Undertaking broader analytic consulting projects, using the methodology and logic within RPNavigator, on behalf of clients that need CareAdvantage’s expertise in analyzing and interpreting the data;

•
Offering experienced health care executives for care management program leadership, internal physician review services, and mentoring of less experienced health plan staff (“Executive and Clinical Management Services”).

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

Customers and Marketing

The Company currently provides its services to Blue Cross Blue Shield (“BCBS”) organizations and other health plans, employers, organized labor, other health care purchasers and the State of Utah Department of Health pursuant to one or a combination of the compensation arrangements described above.

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

Employees

At December 31, 2008, we employed a total of 13 employees, of which 12 were employed on a full-time basis.  Of the full-time employees, nine employees are engaged in servicing its clients and three are administrative support, finance and human resources personnel.  None of the Company’s employees are party to any collective bargaining agreements.

ITEM 1A.     RISK FACTORS

Company Risk

The Company has a history of losses.  At December 31, 2008, the Company had negative working capital of approximately $240,000, stockholders’ deficit of approximately $379,000 and an accumulated deficit of approximately $24,370,000.  At December 31, 2007, the Company had working capital of approximately $558,000, stockholders’ equity of approximately $399,000 and an accumulated deficit of approximately $23,538,000.  The losses in recent years were attributable in large part to, legal fees incurred in protecting the Company’s intellectual property, rent for space in excess of the Company’s needs and the difficulty in obtaining revenue from a new product.  We may not be able to increase profitability on a quarterly or an annual basis in the future.  If we continue to experience net losses in future periods, we may not be able to timely satisfy our obligations.  The Company has sustained recurring losses and decreasing operating cash flows, and, accordingly the Company’s independent registered public accounting firm has issued a report included herein that contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  The Company’s recurring losses and the decreasing operating cash flows raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue from a limited number of customers comprises a significant portion of our total revenue.  Two customers, BCBS organizations, accounted for approximately 53 % and 25 % of license fees and service revenue for the year ended December 31, 2008.  If the BCBS customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our operations.

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

Our RPNavigator tool is dependent upon third-party risk stratification software.  The Company currently has a license from 3M to use its Clinical Risk Grouping Software™, which license expires on April 1, 2013, and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance.  In the event that 3M terminates its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases.  Because our RPNavigator tool depends on the integrity of third-party-risk stratification software, if the information contained in that software was found or perceived to be inaccurate, or if the information is generally perceived to be unreliable, we may not be able to maintain commercial acceptance.

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

The Company and the healthcare industry generally are impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.”  As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information.  DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The two rules relevant to us and our customers—the Privacy Rule, and the Security Rule—are discussed below.  It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Investment Risks

The market price of the Company’s Common Stock has been extremely volatile.  The market price of the Company’s Common Stock has shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity.

Because the Common Stock is traded in the over-the-counter market in the OTC Bulletin Board, our stock is illiquid.  The Company’s Common Stock is not listed on any exchange.  Rather, shares of Common Stock are traded through The NASDAQ Stock Market’s Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” in the over-the-counter market.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  It is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with national stock exchanges such as The NASDAQ Stock Market.  As a result, an investor may find it more difficult to dispose, or to obtain accurate quotations as to the value, of our Common Stock.  Because our Common Stock is subject to federal securities rules affecting “penny stock,” the market liquidity for our Common Stock is adversely affected.

The Common Stock is subject to additional sales practice requirements for low priced securities.  The Company’s Common Stock is currently subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers that sell shares of the Common Stock to persons other than established customers and “accredited investors” or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses.

The rule:

•
requires a broker-dealer to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell the Company’s Common Stock and may affect the ability of the Company’s shareholders to sell any of their shares of Common Stock in the secondary market;

•
generally defines a “penny stock” to be any non-NASDAQ equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions;

•	requires broker-dealers to deliver, prior to a transaction in a “penny stock”, a risk disclosure document relating to the “penny stock” market.

Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities.  In addition, the rule requires that broker-dealers deliver to customers monthly statements that disclose recent price information for the “penny stock” held in the account and information on the limited market in penny stocks.  Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of the Company’s Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of the Common Stock.  In addition, this rule may decrease the liquidity of the Company’s Common Stock, with a corresponding decrease in the price of our securities.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

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

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time.  (With respect to the option granted the landlord, as a result of the Company’s ceasing to provide services to Horizon BCBSNJ, the Company no longer needed this space.)  The expiration date of the lease, March 31, 2011, remains unchanged by this Second Amendment.

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

At December 31, 2008, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $452,000.  The additional base rent that would be due at December 31 of the next two years if the Company failed to meet the conditions of the Second Amendment are as follows:

Year	Additional
Ending	Rent

2009	251,000
2010	50,000

The Company maintains rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

ITEM 3.         LEGAL PROCEEDINGS

CareAdvantage, Inc. v. Blue Cross & Blue Shield of Rhode Island and Coordinated Health Partners, commenced March 2002 in the Superior Court of the State of Rhode Island, arises out of the defendants’ termination of an Agreement effective as of January 1, 2000, among the parties pursuant to which the Company had been providing services. The Company was seeking declaratory relief, including damages arising out the termination of the Agreement, and equitable relief and damages with respect to defendants’ hiring a physician formerly employed by the Company.   On January 21, 2009, the parties agreed to dismiss with prejudice all claims and counterclaims.

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories.  In October 2005, the court dismissed the claim under all theories except express contract.  The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously.  Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.  This matter is presently being tried before a chancery judge.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock has traded in the over-the-counter market since June 12, 1995 and is currently quoted on the OTC Bulletin Board under the symbol “CADV”.  The following table shows the range of the high and low bid prices for each quarter of the Company’s two most recent calendar years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2008		2007
Quarter Ended	High	Low	High	Low
March 31,	$.014	$.011	$.03	$.02
June 30,	$.013	$.003	$.02	$.02
September 30,	$.010	$.003	$.02	$.01
December 31,	$.009	$.001	$.04	$.01

Holders

As of February 27, 2009, there were approximately 2,485 holders of record of the Company’s Common Stock.  No shares of the Company’s preferred stock have been issued.

Dividends

During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock.  The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors, out of funds legally available for dividends, and is dependent on several factors, including the Company’s earnings and capital needs.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans is contained in the table captioned “Equity Compensation Plans” in Item 12 of Part III of this Form 10-K, which table is incorporated herein by reference.

Issuer Purchases of Equity Securities

No shares of the Common Stock were purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

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

The Company focuses on offering its healthcare consulting, data warehousing and analytic services. As part of this effort, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources – General Overview”.

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

Revenue recognition

With respect to RPNavigator license fees, most of the Company’s customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

Accounting for stock-based compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model. This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company’s historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under FAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The adoption of these pronouncements did not have a material impact on our financial position and results of operations.

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

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 became effective in September 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following discussion compares the Company’s results of operations for the year ended December 31, 2008, with those for the year ended December 31, 2007.  The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be reviewed in conjunction with the following discussion.

Total revenues for the years ended December 31, 2008 and 2007 were approximately $3,824,000 and $4,363,000, respectively.  The decrease in revenues of approximately $539,000 was primarily attributable to decreased revenue of approximately $790,000, largely due to decreased membership of one customer, offset by increased revenue of approximately $74,000 in current customer business due to increased services primarily with one customer and approximately $177,000 in new business including two new customers and a one-time consulting engagement.

Cost of services:

Cost of services for the years ended December 31, 2008 and 2007 were approximately $1,546,000 and $1,687,000, respectively.  The decrease in the cost of services of approximately $141,000 was primarily due to decreases in personnel costs of approximately $137,000 relating to terminated employees, decreases in travel costs of approximately $6,000, offset by increases in professional costs of approximately $2,000.  The Company’s direct costs are mostly fixed with the exception of its costs associated with licensing fees.  Any variation in direct costs is largely due to a change in licensing fees related to a change in license fee revenue.  Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2008 and 2007 were $3,014,000 and $2,709,000, respectively.  The increase in selling, general and administrative costs of approximately $305,000 is largely due to increases in personnel costs of approximately $192,000, largely related to salary increases, increases in professional costs of approximately $194,000 largely relating to legal and consulting fees due to the trial of Alan Fontes vs. CareAdvantage, Inc. that commenced during 2008 and increases of approximately $5,000 in information and communication costs, offset by decreases in facility costs of approximately $27,000, decreased travel costs of approximately $5,000 and decreases in other general and administrative costs of approximately $54,000.

 .
Depreciation and amortization:

Depreciation and amortization for the year ended December 31, 2008 aggregated $70,000 compared to $67,000 for the year ended December 31, 2007.  The slight increase in depreciation and amortization costs of approximately $3,000 is largely due to capital purchases.

Interest expense:

Interest expense for the years ended December 31, 2008 and 2007 was $23,000 and $18,000, respectively.  The increase in interest expense of approximately $5,000 is largely due to interest on equipment capital leases.

Net loss:

The Company had a net loss of $832,000 for the year ended December 31, 2008, compared to a net loss of $83,000 for the year ended December 31, 2007.  This increase in net loss reflects new business not being realized and an increase in professional costs of approximately $194,000 largely related to the trial of Alan Fontes vs. CareAdvantage, Inc. and increased personnel costs due to salary increases relating to market adjustments.  The Company’s net loss for the twelve month period ended December 31, 2007 includes a gain on sale of fixed assets of approximately $38,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2008, the Company had cash and cash equivalents of $88,000 and negative working capital of approximately $240,000.  At December 31, 2007, the Company’s cash balance was $508,000 and working capital was approximately $558,000.

Despite the history of losses the Company has incurred, the Company believes that its business has the potential to become profitable for the Company.  The Company recently entered into a Service and License Agreement with a new state -organization customer that offers a potential opportunity to provide services to various other new customers including states and state organizations.  Management believes that these opportunities enhance business prospects and may lead to a more significant market penetration and improved revenues and profitability for the Company.

If the Company is unable to develop its business as planned, it may be required to seek additional capital financing.  If the Company is not successful in obtaining additional capital, it may need to either restructure its business, sell its assets, or cease operations entirely.  In each case, the Company may be required to file for bankruptcy protection.  The Company is cautiously optimistic, however, about opportunities in its business and currently plans to pursue those opportunities.

Financial Condition:

Net cash (used in)/provided by operating activities amounted to approximately ($354,000) and $136,000 for the years ended December 31, 2008 and 2007, respectively. This increase in cash used by operating activities is largely due to changes in operating assets and liabilities relating primarily to accounts payable and non-cash charges, offset by Company’s loss of approximately $832,000 in 2008.

Net cash (used in)/provided by investing activities amounted to approximately ($4,000) and $21,000 for the years ended December 31, 2008 and 2007, respectively.  This decrease in cash provided is largely due a gain on sale of assets of approximately $38,000 in 2007. Capital purchases of approximately $4,000 and $17,000 were made in 2008 and 2007, respectively.

Net cash used in financing activities amounted to approximately $62,000 and $20,000 for the years ended December 31, 2008 and 2007, respectively.  This increase in cash used is largely due to payments on capital leases for equipment, offset by $25,000 in proceeds from exercise of common stock options in 2007.  There were no options exercised in 2008.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Management believes that its cash on hand at December 31, 2008 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts, and cost reductions planned and effectuated as of December 31, 2008, should enable the Company to meet its obligations as they become due during the next 12 months. Such forecast includes contracts with new customers as well as expanding business with current customers that are expected to start in the next three to six months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.  If the Company is unsuccessful in increasing its business, obtaining additional financing, or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.  Notwithstanding the foregoing, the Company is cautiously optimistic about opportunities in its business and currently plans to pursue those opportunities.  The Company has a history of losses and for the 12 months ended December 31, 2008, it had a net loss of $832,000. Additionally, at December 31, 2008, the Company has an accumulated deficit of $24,370,000, stockholders deficit of $379,000 and cash and cash equivalents of $88,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and supplementary data required by this item can be found beginning on page F-1 immediately following the signatures to this annual report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, the Company retained an independent consultant with financial accounting and audit expertise to perform additional oversight and review of the Company’s accounting transactions, reconciliations, etc, to provide reasonable assurance that unauthorized material transactions relating to the Company’s assets would be either prevented or detected on a timely basis.  Except for the foregoing, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2008.  Management’s report on the Company’s internal control over financial reporting is included on the page that follows.

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

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management’s report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Respectfully,

/s/ Dennis J. Mouras
Dennis J. Mouras,
Chief Executive Officer and
Acting Principal Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s directors, executive officers and control persons as of December 31, 2008 are as follows:

Name	Age	Positions with the Company

David G. Noone (1, 2)	55	Chairman of the Board of Directors

Dennis J. Mouras	52	Chief Executive Officer, President, acting Principal Financial Officer, and Director

David J. McDonnell (1,2)	66	Director

 (1)               Member of Compensation Committee.
 (2)               Member of Audit Committee.

There are no family relationships between any directors or executive officers of the Company.

All directors of the Company are elected by the stockholders of the Company or, in the case of a vacancy, are elected by the directors then in office to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2008:

David G. Noone, currently retired, has been a director of the Company since January 1999 and Chairman of the Board since July 30, 2002, CEO from January 1999 until February 15, 2001, and an employee of the Company engaged in identifying and pursuing strategic business combinations from February 15, 2001 to September 2001.  Most recently, Mr. Noone had been employed as Executive Director of Village at East Farms, Waterbury, Connecticut, from May 2007 until January 2009.  Prior to his service with the Company, Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia.

Dennis J. Mouras has served as the Chief Executive Officer and a director of the Company since February 15, 2001.  He has served as President and Chief Operating Officer of the Company since October 30, 2000, and as the Executive Vice President of Marketing and Sales of the Company from April 1999 to October 30, 2000. He has also served as Acting Principal Financial Officer since January 2003.  Prior to that, Mr. Mouras served as President of Intracorp, Inc. from January 1997 to January 1999, and as President and General Manager of CIGNA Healthcare of Colorado from October 1994 to January 1997.

David J. McDonnell, currently retired, has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd., a behavioral managed care company, where he served as that company’s Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.’s Board of Directors from 1991 to 1993.

Audit Committee Financial Expert

The Board of Directors has determined that the Company does not have an “audit committee financial expert” as defined by Item 407 of the SEC’s Regulation S-K.  The Board of Directors believes that the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.  Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2008, its executive officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements.

Code of Ethics

During the past several years, the Company’s resources and operations were substantially curtailed. The Company currently has approximately 12 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues.  Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer.  The Board of Directors and management have unequivocally set the tone for integrity and credibility in all aspects of the Company’s operations.  In view of the Company’s very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary.  Our Board of Directors periodically revisits this issue to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total remuneration for services in all capacities awarded to, earned by, or paid to our Chief Executive Officer and President (the “named executive officer”) for each of the last two completed fiscal years.  No other person who served as an executive officer during 2008 earned total compensation in excess of $100,000 for 2008 (or would have earned in excess of such amount had they been an executive officer as of December 31, 2008).  The Company does not maintain any nonequity incentive compensation plans or nonqualified deferred compensation plans.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option awards ($)(2)	All other Compensation ($)(3)	Total ($)
Dennis J. Mouras	2008	415,385	-	-	-	68,029	483,414
Chief Executive Officer & President (1)	2007	293,626	-	-		67,380	361,006
(1)	Mr. Mouras also serves on the Board of Directors but receives no separate remuneration for such service.
(2)
The Company calculates the value of equity awards using the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payment”.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.

(3)
Includes Company matching contributions to a 401(k) profit sharing/savings plan in the amount of $6,600 for 2008 and 2007, $ 649 for 2008 related to imputed income for premiums paid for group term life insurance coverage and $60,780 for 2008 and 2007 for commuting allowances plus federal and state tax gross-ups therefor.

Mouras Employment Agreement

On October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Mouras Employment Agreement”), the current Chief Executive Officer and President and acting Principal Financial Officer.  The Mouras Employment Agreement replaced an earlier agreement between Mr. Mouras and the Company during the time that Mr. Mouras served as the Company’s Executive Vice President of Marketing and Sales. The Mouras Employment Agreement had an initial one-year term, after which it renews automatically for successive one-year terms unless terminated by either party on at least 60 days notice prior to an anniversary date.  The Mouras Employment Agreement initially provided for (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, (c) six months of severance benefits if employment is terminated without cause, and (d) other benefits, including participation in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees.  Under the Mouras Employment Agreement, Mr. Mouras waived unpaid sales commissions to which he was otherwise entitled under his prior agreement.  The Mouras Employment Agreement also contains a non-solicitation restriction for one year after the termination of Mr. Mouras’ employment.  On October 30, 2002, the Company amended the Mouras Employment Agreement by agreeing to increase to one year the severance that Mr. Mouras would be entitled to receive if his employment is terminated without cause.  On November 11, 2005, the Company further amended the Mouras Employment Agreement by agreeing to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month, grossed-up in each case for federal and state income tax liability.  On November 20, 2007, the Company further amended the Mouras Employment Agreement to increase the annual salary payable to Mr. Mouras to $400,000 per year, effective as of the date of the amendment.  The annual salary paid to Mr. Mouras for 2008 was actually $415,385 due to the fact that the W-2 year for 2008 included 27 payroll periods, instead of the 26 standard payroll periods in a calendar year.

Stock Option Plan

The Company’s Restated and Amended Stock Option Plan for key employees was adopted on June 6, 1996 and was approved by the Company’s stockholders.  This plan terminated pursuant to its terms on June 6, 2006.  At December 31, 2008, the named executive officer did not hold any outstanding stock options or other equity award.

Benefits Upon Termination of Employment

Mr. Mouras’ amended Employment Agreement, entered into on November 20, 2007, provides for a severance payment by the Company of 12-months salary in the event his employment is terminated by the Company without cause.  This severance benefit would be paid out over 12 months.  As of December 31, 2008, the total amount of severance benefits that could be paid to Mr. Mouras upon a termination of employment is $400,000.

401(k) Plan

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan.  Pursuant to the plan, the Company provides a 50% matching contribution of the first 6% of each participant’s contribution.  All contributions by the Company must comply with the federal pension laws’ non-discrimination requirements and the terms of the plan.

COMPENSATION OF DIRECTORS

The following table provides information about compensation paid to or earned by the Company’s Directors during 2008 who were not named executive officers.  Mr. Mouras does not receive director compensation.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)
David J. McDonnell	$4,800	-	$1,136	$5,936
David G. Noone	$4,800	-	$2,738	$7,538
(1)
The Company calculates the value of equity awards using the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payment”.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.  At December 31, 2008, each of Messrs. McDonnell and Noone held options outstanding to purchase 1,250,000 shares of Common Stock.

(2)	Amount reflects reimbursement for out-of-pocket expenses associated with attending meetings of the Board of Directors.

Directors’ Fees

Directors who are not officers of the Company are paid $1,200 for each meeting of the Board of Directors that they attend.  Directors are also reimbursed for their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof.  The Board held four meetings during 2008.

Directors Stock Option Plan

Until its termination on June 6, 2006, non-employee directors of the Company were eligible to receive stock options under the Company’s Restated and Amended Directors’ Stock Option Plan (the “Director Plan”).  The Company adopted the Director Plan on June 6, 1996, which was amended on July 24, 1996 and the Director Plan, as amended, was approved by the stockholders on August 23, 1996.  Thereafter, the Director Plan was further amended on January 26, 1999 with the stockholders approving that amendment on July 7, 1999.

The Director Plan contemplated the grant of non-qualified stock options and was administered by the Board of Directors, who had authority to determine: (i) the number of shares of the Company’s Common Stock that could be purchased upon the exercise of options; (ii) the time or times when options became exercisable; (iii) the exercise price; and (iv) the duration of options, which could not exceed 10 years.  The Director Plan reserved an aggregate of 2% of the Company’s authorized number of shares of Common Stock for issuance. On January 19, 2001, the Company increased its authorized shares of Common Stock to 200,000,000 shares, so the number of shares reserved for issuance under the Director Plan was 4,000,000 shares.

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

The Directors Plan contains anti-dilution provisions which provide that in the event of any change in the Company’s outstanding capital stock by reason of stock dividend, recapitalization, stock split, combination, exchange of shares or merger or consolidation, the Board shall equitably adjust the aggregate number and kind of shares reserved for issuance, and for outstanding options, the number of shares covered by each option and the exercise prices per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 27, 2009 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) the named executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management

	Number of Shares
Name of Beneficial Owner	Beneficially Owned (1)	Percent of Ownership (2)

Principal Holders:

Credit Suisse Asset Management, LLC (3) (4)	7,536,204	12.10%

Directors and Executive Officers

David J. McDonnell (5)(8)	2,150,000	3.38%
David G. Noone (6)(8)	4,150,000	6.53%
Dennis J. Mouras (7)	9,500,100	15.25%

All directors and executive officers as
a group (3 persons) (8)	15,800,100	24.39%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities.   Beneficial ownership includes the right to acquire shares within 60 days (such as through the exercise of stock options).

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

(4) The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(5) The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(6) The business address of Mr. Mouras, Chief Executive Officer and director, is 485-C Route 1 South, Iselin, New Jersey 08830.

(7) 1,250,000 shares of Mr. McDonnell’s Common Stock, 1,250,000 shares of Mr. Noone’s of Common Stock, and 2,500,000 shares of the Common Stock owned by all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 27, 2009 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of, outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Equity compensation plans approved by security holders	12,766,038	$0.013	-
Equity compensation plans not approved by security holders	-	$-	-
Total	12,766,038	$0.013	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions Since January 1, 2007

None.

Director Independence

The Company’s Board of Directors has determined that David G. Noone and David J. McDonnell are “independent directors” as defined in NASDAQ Stock Market Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by the Company’s principal accountant, Eisner LLP, in 2008 and 2007:

Services Performed	2008	2007

Audit Fees (1)	97,600	97,600
Audit-Related Fees (2)	-	-
Tax Fees (3)	15,200	15,200
All Other Fees (4)	-	-

Total Fees	112,800	112,800

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

(3)              Tax fees are fees for professional services performed by Eisner LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2007 and 2008.

(4)              All other fees include work performed by Eisner LLP relating to 401k audit and benefit plan filings that does not meet the above category descriptions.

 Pre-Approval of Audit and Non-Audit Services

The Audit Committee currently pre-approves all services provided by our independent registered public accounting firm. All of the above fees for 2007 and 2008 were pre-approved by the audit committee.  No fees in 2007 or 2008 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

The Audit Committee has considered the nature and amount of fees billed by Eisner LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Eisner LLP’s independence

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial statements and schedules:

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareAdvantage, Inc.
(Registrant)

Date: March 31, 2009	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2009	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director
and acting Principal Financial Officer and Accounting Officer

Date: March 31, 2009	/s/ David J. McDonnell
David J. McDonnell, Director

Date: March 31, 2009	/s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2008 AND 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity / (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2008, and 2007 and the consolidated results of their operations and their consolidated cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has had recurring losses from operations, decreasing cash and cash equivalents, and has negative working capital and capital deficits at December 31, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in the Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP

New York, New York
March 31, 2009

CareAdvantage, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$88,000	$508,000
Accounts receivable	239,000	387,000
Prepaid expenses and other current assets	102,000	148,000
Total current assets	429,000	1,043,000

Property and equipment, at cost, net of accumulated depreciation	170,000	234,000
Intangible assets, net of accumulated amortization	4,000	6,000
Security deposits	167,000	167,000

Total Assets	$770,000	$1,450,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$454,000	$62,000
Accrued compensation and related benefits	73,000	124,000
Accrued professional fees	50,000	206,000
Other current liabilities	1,000	14,000
Deferred revenue	33,000	21,000
Capital lease obligation – current	58,000	58,000
Total current liabilities	669,000	485,000

Long Term Liabilities:
Capital Lease Obligation - Long Term	76,000	138,000
Deferred rent	404,000	428,000
Total long term liabilities	480,000	566,000

Total Liabilities	1,149,000	1,051,000

Commitments and contingencies (Note H)

Stockholders’ (deficit)/equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000 shares; issued 115,534,262 and 113,256,485 shares and outstanding 62,139,442 and 59,861,665 shares at December 31, 2008 and 2007, respectively	115,000	113,000
Additional paid in capital	24,138,000	24,086,000
Accumulated deficit	(24,370,000)	(23,538,000)
Treasury Stock at cost, 53,394,820 shares	(262,000)	(262,000)
Total stockholders’ (deficit)/equity	(379,000)	399,000

Total Liabilities and Stockholders’ (Deficit)/Equity	$770,000	$1,450,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,
	2008		2007
License fees and service revenue		$3,824,000		$4,363,000
Cost of services		1,546,000		1,687,000

Gross profit		2,278,000		2,676,000

Operating expenses:
Selling, general and administrative		3,014,000		2,709,000
Depreciation and amortization		70,000		67,000
Total operating expenses		3,084,000		2,776,000

Operating loss		(806,000)		(100,000)

Interest expense		(23,000)		(18,000)

Gain on sale of assets		-		38,000

Loss before provision for income taxes		(829,000)		(80,000)

Provision for income taxes		3,000		3,000

Net loss		$(832,000)		$(83,000)

Net loss per share of common stock -

Basic and diluted	$	( .01)	$	( .00)

Weighted average number of common shares outstanding -

Basic and diluted		60,951,000		57,857,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

	Common Stock				Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Number of Shares	Par Value Amount	Total Stockholder’s (Deficit)/Equity
Balance as of January 1, 2007	110,170,374	$110,000	$24,007,000	$(23,455,000)	$0	(53,394,820)	$(262,000)	$400,000
Exercise of stock options	3,086,111	3,000	22,000					25,000
Stock-based compensation			57,000					57,000
Net loss for the year ended December 31, 2007				(83,000)				(83,000)

Balance as of January 1, 2008	113,256,485	$113,000	$24,086,000	$(23,538,000)	$0	(53,394,820)	$(262,000)	$399,000
Grant of stock-based compensation	1,000,000	1,000	19,000					20,000
Issuance of stock for services	1,277,777	1,000	1,000					2,000
Stock-based compensation			32,000					32,000
Net loss for the year ended December 31, 2008				(832,000)				(832,000)

Balance as of December 31, 2008	115,534,262	$115,000	$24,138,000	$(24,370,000)	$0	(53,394,820)	$(262,000)	$(379,000)

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2008	2007
Cash flows from operating activities:
Net loss	$(832,000)	$(83,000)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

Depreciation and amortization	70,000	67,000
Stock based compensation	54,000	57,000
Deferred revenue	12,000	(53,000)
Deferred Rent	(24,000)	76,000
Gain on sale of property and equipment	-	(38,000)
Changes in:
Accounts receivable	148,000	141,000
Prepaid expenses and other assets	46,000	(56,000)
Accounts payable	392,000	(83,000)
Accrued expenses and other liabilities	(220,000)	108,000

Net cash (used in)/provided by operating activities	(354,000)	136,000

Cash flows from investing activity:
Proceeds from sale of property and equipment	-	38,000
Capital expenditures	(4,000)	(17,000)

Net cash (used in)/provided by investing activities	(4,000)	21,000

Cash flows from financing activity:
Repayment of capital leases	(62,000)	(45,000)
Proceeds from exercise of stock options	-	25,000

Net cash used in financing activities	(62,000)	(20,000)

Net (decrease)/increase in cash and cash equivalents	(420,000)	137,000
Cash and cash equivalents - beginning of year	508,000	371,000

Cash and cash equivalents - end of year	$88,000	$508,000

Supplemental disclosures of cash flow information:

Income taxes paid	$3,000	$3,000
Interest paid	$23,000	$19,000

Non-cash transactions:

Equipment acquired through capital leases	$-	$52,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1] Business:

CareAdvantage, Inc. (the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.

[2] Going Concern:

The financial statements have been prepared and presented assuming the Company will continue as a going concern.  For the years ended December 31, 2008 and 2007, the Company incurred net losses of $832,000 and $83,000, respectively, and it has an accumulated deficit as of December 31, 2008 of $24,370,000. Additionally, the Company had $88,000 of cash and cash equivalents at December 31, 2008, compared to $508,000 at December 31, 2007, and negative working capital of approximately $240,000 and a capital deficit of $379,000 at December 31, 2008, compared to working capital of approximately $558,000 and stockholders' equity of $399,000 at December 31, 2007. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash at hand at December 31, 2008 and a forecast prepared by management, which took into account executed contracts, and cost reductions planned and effectuated as of December 31, 2008, management expects the Company to be able to meet its obligations as they become due during the next twelve months. Such forecast includes contracts with new customers as well as expanding business with current customers that are expected to start in the next three to six months.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.

If the Company does not attain management’s plans, the Company will further reduce the size of its workforce and/or curtail operations, which will have a material adverse effect on the Company’s business prospects.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, CAHS and CAHS’s wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

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

[3] Depreciation and amortization:

Depreciation is computed by the straight-line method, over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Amortization of assets recorded under a capital lease is computed using the straight-line method and is included in depreciation expense. (See Note D)

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $2,000 for both years ended December 31, 2008 and 2007.

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	December 31,
	2008	2007
Total Potential Dilutive shares	12,766,000	16,266,000

[5]Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash balances in high quality financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

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

[9] Accounts Receivable and Allowance for Doubtful Accounts:

The Company shows accounts receivable amounts at their net realizable value, which reflects the invoiced amounts. The Company does not currently maintain an allowance for doubtful accounts based on management’s consideration of historical collection experience and the characteristics of existing accounts. The Company has not had any accounts receivable allowances or write-offs for the accounting periods presented.

[10] Major customers:

Two customers, BCBS organizations, accounted for approximately 53% and 25%, respectively, of license fees and service revenue for the year ended December 31, 2008 and approximately 66% and 4% of accounts receivable, respectively. The same two customers, BCBS organizations, accounted for approximately 65% and 23%, respectively, of license fees and service revenue for the year ended December 31, 2007. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it would adversely affect our results of operations.

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

For the year ended December 31, 2008, the Company included approximately $54,000 of share-based compensation in its operating expenses in the Company’s statement of operations, of which approximately $20,000 was related to a stock bonus grant of one million shares of common stock to an employee. For the year ended December 31, 2007, the Company included approximately $57,000 of share-based compensation in the statement of operations.

FAS 123R requires cash flows resulting from tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the twelve months ended December 31, 2008.

The following table summarizes the activity of the Company’s stock options for the years ended December 31, 2008 and December 31, 2007:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option:
Outstanding at December 31, 2006	19,852,000	$0.012
Granted	-			$
Exercised	(3,086,000)	$0.008
Canceled or expired	(500,000)	$0.013
Outstanding as of December 31, 2007	16,266,000	$0.013
Granted	-	$-
Exercised	-	$-
Canceled or expired	(3,500,000)	$0.012
Outstanding as of December 31, 2008	12,766,000	$0.013	6.50	$-

Exercisable at December 31, 2008	11,849,000	$0.013	6.43	$-

Expected to vest after December 31, 2008	917,000	$0.015	7.38	$-

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2008, there was approximately $8,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over the weighted average remaining vesting period of .37 years.

There were no exercised employee stock options during the year ended December 31, 2008.  The total intrinsic value of options exercised during the twelve months ended December 31, 2007 was $18,000.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based on the Company’s historical stock volatility. There were no options granted during the years ended December 31, 2008 and 2007.

Under FAS123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

[12] Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The adoption of these pronouncements did not have a material impact on our financial position and results of operations.

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

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 became effective in September 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

CareAdvantage, Inc. and Subsidiaries

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Trademark	$3,000	$3,000
Software development cost	304,000	304,000
	307,000	307,000

Less accumulated amortization	(303,000)	(301,000)
	$4,000	$6,000

Amortization expense for intangible assets for future years ending December 31 is as follows:

Year ending	Amortization Expense
2009	2,000
2010	2,000

$4,000

[1] Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2] Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Computer equipment	$716,000	$712,000
Furniture and fixtures	1,000	1,000
Office machines and telephone equipment	64,000	64,000
Leasehold improvements	2,000	2,000
	783,000	779,000

Less accumulated depreciation and amortization	(613,000)	(545,000)
	$170,000	$234,000

Property and equipment, principally computer equipment costs, are depreciated over the expected useful lives of three to five years on the straight-line method. Depreciation expense was $68,000 and $65,000 for years ended December 31, 2008 and 2007, respectively.  The above includes capital lease equipment with a net book value of approximately $161,000 and $218,000 at December 31, 2008 and 2007, respectively.

CareAdvantage, Inc. and Subsidiaries

NOTE E - CAPITAL LEASES

Future payments as of December 31, 2008 on the capital lease equipment are as follows:

Year	Lease
Ending December 31,	Obligation

2009	75,000
2010	75,000
2011	38,000
188,000

Less: amounts representing interest	54,000

Present value of minimum lease payments	134,000

Less: current portion of capital lease obligation	58,000

Long term portion of capital lease obligation	$76,000

NOTE F - STOCKHOLDERS’ EQUITY

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

All options granted under the Plan are exercisable during the option grantee’s lifetime only by the option holder (or his or her legal representative) and generally only while such option grantee is in the Company’s employ. Unless the Committee otherwise provided, in the event an option grantee’s employment is terminated other than by death or disability, such person would have three months from the date of termination to exercise such option to the extent the option was exercisable at such date, but in no event subsequent to the option’s expiration date. Unless the Committee otherwise provided, in the event of termination of employment due to death or disability of the option grantee, such person (or such person’s legal representative) would have 12 months from such date to exercise such option to the extent the option was exercisable at the date of termination, but in no event subsequent to the option’s expiration date. A grantee may exercise an option by payment of the exercise price via any lawful method authorized by the Committee.

CareAdvantage, Inc. and Subsidiaries

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

Pursuant to the terms of the Director Stock Option Plan (the “Director Plan”), the Board of Directors could grant non-qualified stock options to non-employee directors and determine: (i) the number of shares of the Company’s common stock that may be purchased upon the exercise of such option; (ii) the time or times when the option becomes exercisable; (iii) the exercise price; and (iv) the duration of the option, which cannot exceed ten (10) years. Under the Director Plan, an aggregate of 2% of the Company’s authorized number of shares of common stock were reserved for issuance. The Director Plan terminated on June 6, 2006 in accordance with its terms.

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

The number of shares available for issuance upon exercise of outstanding options as of December 31, 2008 is 10,366,000 shares of Common Stock under the Plan and 2,400,000 shares of Common Stock under the Director Plan.

The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.008	2,108,000	5.63		2,108,000
$.010	3,955,000	5.66		3,955,000
$.080	100,000	.07		100,000
$.015	6,603,000	7.38		5,686,000
	12,766,000		$0.013	11,849,000	$0.013

NOTE G - INCOME TAX

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2008 and 2007. We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. Generally, our federal, state and local jurisdiction income tax returns for 2004 through 2007 remain subject to examination by various tax authorities.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2008 are as follows:

	December 31,
Noncurrent portion of deferred tax assets/(liabilities):	2008	2007
Net operating loss carryforwards	$8,117,000	$7,589,000
Deferred rent	158,000	167,000
Tax/ book basis of fixed assets	325,000	363,000
Intangibles	35,000	220,000
Stock based compensation	91,000	70,000
Alternative minimum tax credit	55,000	55,000
Deferred tax assets	8,781,000	8,464,000
Valuation allowance	(8,781,000	(8,464,000)
	$0	$0

The Company’s deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net federal operating loss carryforwards of approximately $20,813,000 at December 31, 2008, expiring through 2028. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company’s deferred tax asset increased approximately $317,000 and $25,000 for the years ended December 31, 2008 and 2007, respectively. The Company incurred state income tax of approximately $3,000 for both years ended December 31, 2008 and 2007.

The difference between the federal statutory rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2008	2007
Income tax benefit at federal statutory rate	$(282,000)	$(27,000)
Permanent differences	2,000	5,000
Change in valuation allowance	317,000	25,000
State taxes, net of federal benefit	(41,000)	(3,000)
Other	7,000	3,000
	$3,000	$3,000

CareAdvantage, Inc. and Subsidiaries

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Contingencies:

A legal action pending in Superior Court of New Jersey was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the plaintiff’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against the plaintiff claiming the former employee induced another employee to quit employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against the plaintiff and a limited liability company of which the plaintiff is a member, claiming the plaintiff misappropriated and used certain Company property. This matter is presently being tried before a chancery judge.

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

[3] Operating leases:

The Company’s lease for office space expires in March 2011. Minimum annual lease payments for office space for each of the next three years ending December 31 are as follows:

Year	Lease
Ending	Obligation
2009	$650,000
2010	750,000
2011	187,000
$1,587,000

Rent expense was $526,000 for each of the years ended December 31, 2008 and 2007.

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

At December 31, 2008, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $ 452,000. The additional base rent that would be due at December 31 of the next two years if the Company failed to meet the conditions of the Second Amendment are as follows:

Year	Additional
Ending	Rent
2009	251,000
2010	50,000

[4] Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees’ compensation. Company contributions are fully vested immediately.

The Company’s matching contribution was $54,000 and $56,000 for the years ended December 31, 2008 and 2007, respectively.

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

EXHIBIT INDEX

2.1
Deposit Agreement dated October 31, 1994 among Midlantic Bank, N.A., PMDX and the Registrant (incorporated by reference to Exhibit 2.1 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

2.2
Certificate of Merger of Care Advantage Health Systems (f/k/a Advantage Health Systems, Inc.), a Georgia corporation into CareAdvantage Health Systems, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.2 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

3.1	Registrant's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's Information Statement dated September 1996).

3.2	Registrant's By-Laws (incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

3.2(a)	Amendment to the Registrant’s Bylaws (incorporated by reference to Exhibit 3.2(a) filed with the Company’s Form 10-KSB for the year ended December 31, 2006).

10.1
Letter of intent dated September 30, 1994 between the Registrant and New Jersey BCBS, amendments thereto of December 29, 1994, February 27, 1995 and April 4, 1995 and Interim Services Agreement as of April 1, 1995 between the Registrant and New Jersey BCBS (incorporated by reference to Exhibit 10.12 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

10.1
Lease Agreement dated April 14, 1995 between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

10.2
Letter of Intent dated January 2, 1996 between CW Ventures II, L.P., the Registrant and its CareAdvantage Health Systems, Inc. subsidiary (incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996).

10.3	CW Exchangeable Note (incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996).

10.4
Stock Acquisition Agreement dated February 22, 1996 among EHC, CHCM, CAHS and the Registrant (incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996).

10.5	EHC Exchangeable Note (incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996).

10.6
Stockholders’ Agreement dated February 22, 1996 among EHC, CW Ventures and the Registrant (incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996).

10.7
Promissory Note and Security Agreement, dated April 1, 1997, by CHCM in favor of Horizon BCBSNJ, in the original principal amount of $1,862,823 (incorporated by reference to Exhibit 10(f)(3) filed with the Company's Form 10-QSB for the quarter ended April 30, 1997).

10.8	Separation Agreement dated April 20, 1995 between PMDX and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

10.9	Registrant’s 1996 Stock Option Plan (incorporated by reference to the Company's Information Statement dated September 1996).

10.10	Registrant’s 1996 Director Stock Option Plan (incorporated by reference to the Company's Information Statement dated September 1996).

10.11
Option Agreement between CW Ventures and Horizon BCBSNJ (incorporated by reference to Exhibit 5 of Schedule 13(d) of Horizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997).

10.12
Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, Enterprise Holding Company, Inc. ("EHC") and CW Ventures (incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998).

10.13
Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, (incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999).

10.14
Settlement Agreement dated August 9, 2000 among the Company, Horizon Healthcare of New Jersey, Inc. and Allied Specialty Care Services, Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10QSB for the quarter ended September 30, 2000).

10.15
Satisfaction of Debt Agreement among Horizon Blue Cross Blue Shield of New Jersey, Horizon Healthcare of New Jersey, Inc., CareAdvantage Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc. (incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K dated December 5, 2000 and filed on December 13, 2000).

10.16
Amendment dated March 26, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001).

10.17
Service Agreement dated as of January 1, 2000 between Blue Cross Blue Shield of Rhode Island, Coordinated Health Partners, Inc. and CareAdvantage Health Systems, Inc. (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-QSB for the quarter ended March 31, 2001).

10.18
Amendment dated as of August 9, 2001 to Satisfaction of Debt Agreement dated as of November 1, 2000 among Horizon BCBSNJ, Horizon Healthcare of New Jersey, Inc., CareAdvantage, Inc., CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2001).

10.19
Settlement Agreement between CareAdvantage, Inc. and Horizon Blue Cross Blue Shield of New Jersey, effective as of October 1, 2004 (incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 1, 2004).

10.20
Second Amendment to Lease Agreement between CareAdvantage Health Systems, Inc. and Corporate Plaza Associates, L.L.C. (incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on January 11, 2005).

10.21
Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest ("Kaiser"), effective as of January 1, 2005 (incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.22
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 11, 2005, and Employment Agreement between the Company and Dennis J. Mouras, dated as of October 25, 2000 (incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2005).

10.23
First Amendment to Services and License Agreement between the Company and Kaiser Foundation Health Plan of the Northwest (“Kaiser”), effective as of January 1, 2006 (incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.24
Second Amendment to Services and License Agreement between the Company and Kaiser, effective as of April 1, 2006 (incorporated by reference to Exhibit 10.52 filed with the Company’s Form 10KSB for the year ended December 31, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.25
Services and License Agreement between the Company and Blue Cross Blue Shield of Texas (“BCBSTX”), effective as of August 18, 2003 (incorporated by reference to Exhibit 10.53 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.26
Amendment to Services and License Agreement between the Company and BCBSTX, effective as of June 1, 2006 (incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-QSB for the quarter ended June 30, 2006. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.27
Letter from Kaiser Foundation Health Plan of the Northwest terminating Services and License Agreement (incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on October 3, 2006).

10.28
Amendment to Employment Agreement between the Company and Dennis J. Mouras, dated as of November 20, 2007 (incorporated by reference to Exhibit 10.1 filed on the Company’s Form 8-K filed on November 26, 2007).

10.29
Data Services License Agreement between the Registrant and 3M Company dated April 8, 2003, as amended (incorporated by reference to Exhibit 10.57 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.30
Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of September 1, 2004, as amended (incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.31
Third Amended and Restated Service Agreement between the Company and Blue Cross Blue Shield of Vermont made as of April 1, 2001, as amended (incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10KSB for the year ended December 31, 2007. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.32
Third Amendment of Lease Agreement between CareAdvantage Health Systems, Inc. and SMIII Woodbridge Plaza, LLC dated March 26, 2008 (incorporated by reference to Exhibit 10.60 filed with the Company’s Form 10KSB for the year ended December 31, 2007).

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