Form 10-Q
period 2009-03-31
CAREADVANTAGE INC
filed 2009-05-11
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐          (Not Applicable)

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

The number of shares of Common Stock outstanding as of April 22, 2009 is 62,284,442.

I N D E X

Part I – Financial Information

Item 1.		Financial Statements

	•	Consolidated Balance Sheets –
		March 31, 2009 (Unaudited) and December 31, 2008	2

	•	Consolidated Statements of Operations –
		Three months ended March 31, 2009 and March 31, 2008 (Unaudited)	3

	•	Consolidated Statements of Cash Flows –
		Three months ended March 31, 2009 and March 31, 2008 (Unaudited)	4

		Notes to Unaudited Consolidated Financial Statements	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.		Controls and Procedures	11

Part II – Other Information

Item 1.		Legal Proceedings	12

Item 1A.		Risk Factors	12

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.		Defaults Upon Senior Securities	12

Item 4.		Submission of Matters to a Vote of Security Holders	12

Item 5.		Other Information	12

Item 6.	Exhibits		12

Signatures			13

Exhibit Index			14

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$86,000	$88,000
Accounts receivable	442,000	239,000
Prepaid expenses and other current assets	106,000	102,000

Total current assets	634,000	429,000

Property and equipment, at cost net of accumulated depreciation	155,000	170,000
Intangible assets, net of accumulated depreciation	3,000	4,000
Security deposits	167,000	167,000

Total Assets	$959,000	$770,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$456,000	$454,000
Accrued compensation and related benefits	77,000	73,000
Accrued professional fees	88,000	50,000
Other current liabilities	1,000	1,000
Deferred revenue	254,000	33,000
Capital lease obligation – current	58,000	58,000

Total current liabilities	934,000	669,000

Long term liabilities:

Capital lease obligation – long term	61,000	76,000
Deferred rent	373,000	404,000

Total Liabilities	1,368,000	1,149,000

Stockholders' deficit:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; issued 115,679,262 shares and 62,284,442 outstanding at March 31, 2009 and 115,534,262 shares and 62,139,442 outstanding at December 31, 2008	116,000	115,000
Additional paid in capital	24,143,000	24,138,000
Accumulated deficit	(24,406,000)	(24,370,000)
Treasury stock at cost, 53,394,820 shares	(262,000)	(262,000)
Total Stockholders' Deficit	(409,000)	(379,000)

Total Liabilities and Stockholders' Deficit	$959,000	$770,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2009	2008

License fees and service revenue	$970,000	$1,113,000

Costs of services	330,000	450,000

Gross profit	640,000	663,000

Operating expenses:

Selling, general and administrative	671,000	890,000

Operating loss	(31,000)	(227,000)

Interest expense	(5,000)	(7,000)

Net loss	$(36,000)	$(234,000)

Net loss per share of common stock – Basic and diluted	$(.00)	$(.00)

Weighted average number of common shares outstanding –

Basic and diluted	62,254,000	60,785,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

 CAREADVANTAGE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:

Net loss	$(36,000)	$(234,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	16,000	19,000
Stock based compensation	5,000	32,000
Deferred revenue	221,000	(11,000)
Deferred rent	(31,000)	(6,000)

Changes in:

Accounts receivable	(203,000)	62,000
Prepaid expenses and other current assets	(4,000)	13,000
Accounts payable	2,000	230,000
Accrued expenses and other current liabilities	42,000	(48,000)

Net cash provided by operating activities	12,000	57,000

Cash flows from investing activity:

Capital expenditures	-	(1,000)

Net cash used in investing activities	-	(1,000)

Cash flows from financing activity:

Proceeds from exercise of stock options	1,000
Repayment of capital leases	(15,000)	(16,000)

Net cash used in financing activities	(14,000)	(16,000)

Net (decrease)/increase in cash	(2,000)	40,000

Cash and cash equivalents - beginning of period	88,000	508,000

Cash and cash equivalents - end of period	$86,000	$548,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business:

[1]	Business and Basis of Presentation:

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2009 and a forecast prepared by management, which takes into account executed contracts, and cost reductions planned and effectuated since March 31, 2009, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. The Company has a history of losses in prior periods, and for the three months ended March 31, 2009, the Company had a net loss of $36,000.  Additionally, at March 31, 2009, the Company has an accumulated deficit of $24,406,000, stockholders deficit of $409,000 and cash and cash equivalents of $86,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, see Note A(2) to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

[2]     Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of these pronouncements did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB Statement No. 157 in a market that is not active.  This FSP is effective for fiscal years beginning after October 10, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

Note B—Per share data:

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of outstanding stock options and awards. Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	March 31,
	2009	2008
Total Potential Dilutive Shares	12,357,000	16,266,000

Note C— Stock-Based Compensation:

The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“FAS 123R”), which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period.

For the three months periods ended March 31, 2009 and 2008, the Company included approximately $5,000 and $32,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative)  in the Company’s statement of operations.  For the quarter ended March 31, 2008, the total equity-based compensation included approximately $20,000 one-time stock charge related to a stock bonus grant of 1,000,000 shares of common stock to an employee.

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three months ended March 31, 2009 and 2008.

As of March 31, 2009, there was approximately $3,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.  This cost is expected to be recognized over the weighted average remaining vesting period of .13 years.

During the three months ended March 31, 2009, the exercise of certain stock options resulted in the issuance of 145,000 shares of common stock for proceeds of approximately $1,000.

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

Note F—Leased Space:

The Company's executive offices and operations, comprising approximately 28,000 square feet of office space, are located in the Metropolitan Corporate Plaza in Iselin, New Jersey. The Company had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for 10 additional years. The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses.

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

At March 31, 2009, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $402,000.  The additional base rent that would be due at December 31 of the next two years if the Company failed to meet the conditions of the Second Amendment is as follows:

Year Ending	Additional Rent
2009	$251,000
2010	50,000

Note G – Subsequent Event:

During the first quarter of 2009, the Company signed a sublease agreement effective May 1, 2009 for approximately 3,700 square feet of its office space which calls for monthly rental payments of approximately $7,000 to the Company from the sublessee.  The term of the sublease runs twenty-three months through March 31, 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information:

Portions of this Quarterly Report on Form 10-Q “contain forward-looking statements” within the meaning of  The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These risks and uncertainties are described in detail in the section of the periodic reports that CareAdvantage, Inc. (the “Company”) files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report).  Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time except as required by law.

GENERAL OVERVIEW:

The Company and its direct and indirect subsidiaries, CAHS and CHCM, are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their health plan participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling.  The Company operates in one business segment.

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (RPNavigator), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.  The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

•	actionable financial and utilization data analytics;
•	clinical analyses of health status and medical cost trends;
•	identification of key management and quality opportunities;
•	enhanced group-/segment-specific reporting;
•	transparent methodology;
•	measurement of internal and external vendors; and
•	reduced dependence on internal resources to develop and produce required reports to accomplish these tasks

With respect to RPNavigator license fees, most of the Company's customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

Management believes that the Company must continue refinement of its current service lines in order to continue adding value to existing and potential customers. Management intends to continue its evaluation of each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company contemplates pursuing alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

Critical Accounting Policies:

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and relate to revenue recognition, and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

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

Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS123R), which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

For the purposes of determining estimated fair value under FAS 123R, the Company has computed the fair values of all equity-based compensation using the Black-Scholes option pricing model. This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company’s historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under FAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions under SFAS No. 157 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB Statement No. 157 in a market that is not active.  This FSP is effective for fiscal years beginning after October 10, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2009 with those for the three months ended March 31, 2008.  This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2009 and March 31, 2008 were approximately $970,000 and $1,113,000, respectively.  The revenue was generated primarily from license and consulting fees earned during the periods.  The decrease in revenue for the three months ended March 31, 2009 over the same period last year was primarily attributable to a decrease of approximately $188,000 in membership fees, largely due to one existing customer and decreased revenue of approximately $66,000 due to one-time engagements in 2008 that did not reoccur in 2009, offset by an increase of approximately $111,000 in current customer business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2009 and March 31, 2008 was approximately $330,000 and $450,000, respectively.  The decrease in the cost of services for the three-month period ended March 31, 2009 when compared to the first quarter of March 31, 2008 was primarily due to decreases in personnel costs largely due employee terminations.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2009 and March 31, 2008 were approximately $671,000 and $890,000, respectively. The decrease for the three-month period ended March 31, 2009 when compared to the same period last year is primarily due to decreases in professional fees of approximately $118,000 largely relating to decreased legal costs, decreases in personnel costs of approximately $55,000 largely due to an employee termination and $20,000 relating to a stock bonus grant to one employee in 2008, decreases of approximately $38,000 in other general and administrative costs, decreases in both facility and travel costs of approximately $3,000 each and decreases in depreciation and amortization costs of approximately $2,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2009, the Company had negative working capital of approximately $300,000, stockholders deficit of approximately $409,000 and an accumulated deficit of approximately $24,406,000.

Financial condition:

At March 31, 2009, the Company had cash of $86,000 as compared to $88,000 as of December 31, 2009.  The decrease in cash was primarily due to $14,000 of net cash used in financing activities offset by net cash provided by operating activities of $12,000.  Financing activities primarily relates to the repayment of capital leases.

The Company had negative working capital at March 31, 2009 of approximately $300,000 as compared to negative working capital of approximately $240,000 at December 31, 2008. The increase in negative working capital was primarily due to an increase in current liabilities of $265,000 relating to deferred revenue of approximately $250,000 for one new customer, offset by increases in current assets of $205,000 largely relating to an increase in accounts receivable due to aging on one customer, of which subsequent payment has been received.

There were no cash flows from investing activity for the three-month period ended March 31, 2009.

During the first quarter of 2009, the Company signed a sublease agreement effective May 1, 2009 for approximately 3,700 square feet of its office space which calls for monthly rental payment of approximately $7,000 to the Company from the sub lessee.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Management believes that its cash on hand at March 31, 2009 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts, and cost reductions planned and effectuated as of March 31, 2009, should enable the Company to meet its obligations as they become due during the next 12 months.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.    If the Company is unsuccessful in increasing its business, obtaining additional financing, or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.  Notwithstanding the foregoing, the Company is cautiously optimistic about opportunities in its business and currently plans to pursue those opportunities.  The Company has a history of losses and for the three months ended March 31, 2009, it had a net loss of $36,000. Additionally, at March 31, 2009, the Company has an accumulated deficit of $24,406,000, stockholders deficit of $409,000 and cash and cash equivalents of $86,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and is not required to provide the information under this item.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods provided in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, who is also currently the acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended March 31, 2009, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

For a description of additional legal proceedings, see Note D to the unaudited consolidated financial statements presented elsewhere in this report. With the exception of the legal proceedings described above and in Note D to the unaudited consolidated financial statements, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A.  Risk Factors

The risks and uncertainties to which the Company’s financial condition and results of operations are subject are discussed in detail in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Management does not believe that any material changes in such risk factors have occurred since they were last disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended March 31, 2009.

Item 5.  Other Information

None.

Item 6. Exhibits

The exhibits that are filed or furnished with this report are listed in the Exhibit Index which immediately follows the signatures to this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

May 11, 2009	/s/ Dennis J. Mouras
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