Form 10-Q
period 2009-06-30
CAREADVANTAGE INC
filed 2009-08-13
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 17, 2009 is 62,554,442

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$306,000	$88,000
Accounts receivable	70,000	239,000
Prepaid expenses and other current assets	123,000	102,000
Total current assets	499,000	429,000

Property and equipment, at cost net of accumulated depreciation	139,000	170,000
Intangible assets, net of accumulated depreciation	2,000	4,000
Security deposits	167,000	167,000
Total Assets	$807,000	$770,000

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities:
Accounts payable	$456,000	$454,000
Accrued compensation and related benefits	164,000	73,000
Accrued professional fees	56,000	50,000
Other current liabilities	1,000	1,000
Deferred revenue	245,000	33,000
Capital lease obligation – current	58,000	58,000
Total current liabilities	980,000	669,000

Long term liabilities:
Capital lease obligation - long term	46,000	76,000
Other liabilities	72,000	-
Deferred rent	342,000	404,000
Total long term liabilities	460,000	480,000
Total Liabilities	1,440,000	1,149,000

Stockholders' deficit:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares;
62,554,442 issued and outstanding at June 30, 2009 and issued 115,534,262
shares and 62,139,442 outstanding at December 31, 2008	63,000	115,000
Additional capital	24,148,000	24,138,000
Accumulated deficit	(24,844,000)	(24,370,000)
Treasury stock at cost (0 and 53,394,820 shares, respectively)	-	(262,000)
Total Stockholders' Deficit	(633,000)	(379,000)
Total Liabilities and Stockholders' Deficit	$807,000	$770,000
See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

License fees and service revenue	$950,000	$899,000	$1,920,000	$2,012,000

Costs of services	367,000	430,000	697,000	880,000

Gross profit	583,000	469,000	1,223,000	1,132,000

Operating expenses:

Selling, general and administrative	807,000	727,000	1,478,000	1,617,000

Operating loss	(224,000)	(258,000)	(255,000)	(485,000)

Interest expense	(5,000)	(6,000)	(10,000)	(12,000)

Net loss	$(229,000)	$(264,000)	$(265,000)	$(497,000)

Net loss per share of common stock	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average number of common shares outstanding -

Basic and diluted	62,412,000	60,861,665	62,333,000	60,823,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(265,000)	$(497,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	33,000	36,000
Stock based compensation	9,000	42,000
Deferred revenue	212,000	27,000
Deferred rent and other liabilities	(69,000)	(12,000)
Loss on sublease	79,000	-

Change in:

Accounts receivable	169,000	71,000
Prepaid expenses and other current assets	(21,000)	94,000
Accounts payable	2,000	194,000
Accrued expenses and other current liabilities	97,000	(107,000)

Net cash provided/(used) in operating activities	246,000	(152,000)

Cash flows from investing activity:

Capital expenditures	-	(1,000)

Net cash used in investing activities	-	(1,000)

Cash flows from financing activity:

Proceeds from exercise of stock options	2,000	-
Repayment of capital leases	(30,000)	(31,000)

Net cash used in financing activities	(28,000)	(31,000)

Net increase in cash and cash equivalents	218,000	(184,000)

Cash and cash equivalents - beginning of period	88,000	508,000

Cash and cash equivalents - end of period	$306,000	$324,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Note A—Business:

[1] Business and Basis of Presentation:

CareAdvantage, Inc. (the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. and Contemporary HealthCare Management, Inc., are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2009 and a forecast prepared by management, which takes into account executed contracts, and planned cost reductions, management expects the Company to be able to meet its obligations as they become due during the next 12 months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. The Company has a history of losses in prior periods. For the three and six months ended June 30, 2009, the Company had a net loss of $229,000 and $265,000, respectively.  Additionally, at June 30, 2009, the Company has an accumulated deficit of $24,844,000, stockholders’ deficit of $633,000 and cash and cash equivalents of $306,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, see Note A(2) to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations

In April 2009, the Financial Accounting Standards Board issued Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”).  FSP No. 107-1 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously required annually.  The disclosures required by the FSP are effective for quarter ending June 30, 2009 and are included in Note E to the unaudited consolidated financial statements for the period ended June 30, 2009.

In May 2009, the Financial Accounting Standards Board issued Staff Position No. 165, “Subsequent Events” (“SFAS. 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this pronouncement during the quarter ended June 30, 2009 did not have any impact on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board issued Staff Position No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoptions of this pronouncement will not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

Note B—Per share data:

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the outstanding stock options and awards.  Potentially dilutive securities which were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	Three and Six Months Ended June 30,
	2009	2008

Total Potential Dilutive shares	12,287,000	16,266,000

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

For the three and six-month periods ended June 30, 2009, the Company included approximately $4,000 and $9,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statement of operations. For the three and six months ended June 30, 2008, the Company included approximately $10,000 and $42,000, respectively, of equity-based compensation in the Company’s statement of operations.  For the six months ended June 30, 2008, the total equity-based compensation included approximately $20,000 stock charge related to a stock bonus grant of 1,000,000 shares of common stock to an employee.

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

During the six months ended June 30, 2009, the exercise of certain stock options resulted in the issuance of 215,000 shares of common stock for proceeds of $2,000.

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

Note E—Concentration of Credit Risk/Fair Value of Financial Instruments:

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash balances in financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

The fair values of the following instruments approximate their carrying values due to the short-term nature of such instruments:  cash and cash equivalents; accounts receivable; accounts payable; and accrued liabilities.

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

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; and (2) the Company may not be in default under any terms or conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended. As of January 1, 2005, the additional rent attributable to the difference in base rent is $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement. This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be 15,629 rentable square feet.

On March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009, the Company signed a sublease agreement for approximately 3,700 square feet of its office space which calls for monthly rental payments of approximately $7,000 to the Company from the sublessee.  The term of the sublease runs 23 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment (FTB 79-15), the Company recognized a loss of approximately $79,000, which is included in selling, general and administrative expense.

At June 30, 2009, the additional base rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $352,000.  The additional base rent that would be due at December 31 of the next two years if the Company failed to meet the conditions of the Second Amendment is as follows:

Year Ending	Additional Rent
2009	$251,000
2010	50,000

Note G—Retirement of Treasury Stock:

On June 30, 2009, the Company retired 53,394,820 shares of common stock that the Company was carrying on its balance sheet as treasury stock.  The retired shares are now classified as authorized but unissued shares of common stock.

Note H – Subsequent Events:

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 13, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information:

Portions of this Quarterly Report of CareAdvantage, Inc. (the “Company”) on Form 10-Q “contain forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about management’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These risks and uncertainties are described in detail in the section of the periodic reports that the Company files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report).  Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time except as required by law.

GENERAL OVERVIEW:

The Company and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. and Contemporary Healthcare Management, Inc., are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality, of medical services provided to their health plan participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling.  The Company operates in one business segment.

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

Critical Accounting Policies:

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within the Company’s control and will not be known for prolonged periods of time. Actual results may differ from these estimates under different assumptions or conditions.

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

In April 2008, the Financial Accounting Standards Board issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). , FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the Financial Accounting Standards Board issued Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”).  FSP No. 107-1 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously only done annually.  The disclosures required by the FSP were effective starting with the quarter ended June 30, 2009 and are included in Note E to the unaudited consolidated financial statements for the period ended June 30, 2009.

In May 2009, the Financial Accounting Standards Board issued Staff Position No. 165, “Subsequent Events” (“SFAS. 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this pronouncement during the quarter ended June 30, 2009 did not have any impact on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board issued Staff Position No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoptions of this pronouncement will not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2009, with those for the three and six months ended June 30, 2008. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2009 and June 30, 2008 were approximately $950,000 and $899,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The increase in revenue for the three months ended June 30, 2009 over the same period last year was primarily attributable to an increase of $80,000 in current customer business, largely due to increased membership on one major customer, offset by a decrease of approximately $29,000 due to a one-time engagement in 2008 that did not reoccur in 2009.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2009 and June 30, 2008 was approximately $367,000 and $430,000, respectively. The decrease in the cost of services for the three-month period ended June 30, 2009 when compared to the same period last year was primarily due to decreases in personnel costs largely due to reductions in headcount.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2009 and June 30, 2008 were approximately $807,000 and $727,000, respectively. The increase for the three-month period ended June 30, 2009 when compared to the same period last year is primarily due to increases in other general and administrative costs of approximately $59,000, largely relating to a loss of approximately $79,000 on the sublease, increases in personnel costs of approximately $10,000, increases in professional costs of approximately $29,000, offset by decreases of approximately $18,000 in facility costs.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2009 and June 30, 2008 were approximately $1,920,000 and $2,012,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the six months ended June 30, 2009 over the same period last year was primarily attributable to approximately $95,000 of one-time engagements in 2008 that did not reoccur in 2009, offset by an increase of approximately $3,000 in current customer business as a result of fluctuations in membership for certain customers.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2009 and June 30, 2008 was approximately $697,000 and $880,000, respectively. The decrease in the cost of services for the six-month period ended June 20, 2009 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $194,000 largely due to reductions in headcount, decreases in billable travel of approximately $5,000, offset by increases of approximately $16,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2009 and June 30, 2008 were approximately $1,478,000 and $1,617,000, respectively. The decrease for the six-month period ended June 20, 2009 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $43,000, decreases in facility and travel costs of approximately $28,000 and decreases of approximately $89,000 in professional costs, offset with an increase of approximately $21,000 in other general and administrative costs, largely relating to a loss of approximately $79,000 on the sublease.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2009, the Company had negative working capital of approximately $481,000, stockholders’ deficit of approximately $633,000 and an accumulated deficit of approximately $24,844,000.

Financial condition:

At June 30, 2009, the Company had cash of approximately $306,000 as compared to $88,000 as of December 31, 2008.  The increase in cash was primarily due to $246,000 of net cash provided by operating activities, primarily relating to deferred revenue of approximately $250,000 for one new customer, offset by $28,000 of net cash used in financing activities, which primarily relates to the repayment of capital leases.

The Company had negative working capital at June 30, 2009 of approximately $481,000 as compared to negative working capital of approximately $240,000 at December 31, 2008.  The increase in negative working capital was primarily due to an increase in current liabilities of approximately $311,000 largely due to deferred revenue of approximately $250,000 for one new customer and accrued vacation liability of approximately $53,000.

There were no cash flows from investing activity for the six-month period ended June 30, 2009.

During the first quarter of 2009, the Company signed a sublease agreement effective May 1, 2009 for approximately 3,700 square feet of its office space which calls for monthly rental payment of approximately $7,000 to the Company from the sublessee.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Management believes that its cash on hand at June 30, 2009 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts, and planned cost reductions, should enable the Company to meet its obligations as they become due during the next 12 months.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.    If the Company is unsuccessful in increasing its business, obtaining additional financing, or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.  Notwithstanding the foregoing, the Company is cautiously optimistic about opportunities in its business and currently plans to pursue those opportunities.  The Company has a history of losses in prior periods. For the six months ended June 30, 2009, the Company had a net loss of $265,000. Additionally, at June 30, 2009, the Company had an accumulated deficit of $24,844,000, stockholders’ deficit of $633,000 and cash and cash equivalents of $306,000.

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

In accordance with Rule 13a-15(b) of the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2009 was carried out under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note D to the unaudited consolidated financial statements presented elsewhere in this report. With the exception of such proceedings there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A. Risk Factors

The risks and uncertainties to which the Company’s financial condition and results of operations are subject are discussed in details in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.   Management does not believe that any material changes in such risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended June 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits that are filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures to this report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareAdvantage, Inc

August 13, 2009	/s/ Dennis J. Mouras
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