Form 10-Q
period 2009-09-30
CAREADVANTAGE INC
filed 2009-11-13
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of October 22, 2009 is 142,554,442

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$234,000	$88,000
Accounts receivable	314,000	239,000
Prepaid expenses and other current assets	98,000	102,000
Total current assets	646,000	429,000

Property and equipment, at cost net of accumulated depreciation	123,000	170,000
Intangible assets, net of accumulated depreciation	2,000	4,000
Security deposits	167,000	167,000
Total Assets	$938,000	$770,000

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities:
Accounts payable	$137,000	$454,000
Accrued compensation and related benefits	129,000	73,000
Accrued professional fees and other current liabilities	50,000	51,000
Deferred revenue	271,000	33,000
Capital lease obligation – current	58,000	58,000
Total current liabilities	645,000	669,000

Long term liabilities:
Capital lease obligation - long term	31,000	76,000
Other liabilities	72,000	-
Deferred rent	311,000	404,000
Total long term liabilities	414,000	480,000
Total Liabilities	1,059,000	1,149,000

Stockholders' deficit:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares;
142,554,442 issued and outstanding at September 30, 2009 and 115,534,262
shares issued and 62,139,442 shares outstanding at December 31, 2008	143,000	115,000
Additional capital	24,420,000	24,138,000
Accumulated deficit	(24,684,000)	(24,370,000)
Treasury stock at cost (0 and 53,394,820 shares, respectively)	-	(262,000)
Total Stockholders' Deficit	(121,000)	(379,000)
Total Liabilities and Stockholders' Deficit	$938,000	$770,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

License fees and service revenue	$927,000	$876,000	$2,847,000	$2,888,000

Costs of services	343,000	340,000	1,040,000	1,220,000

Gross profit	584,000	536,000	1,807,000	1,668,000

Operating expenses:

Selling, general and administrative	419,000	792,000	1,897,000	2,409,000

Operating income/(loss)	165,000	(256,000)	(90,000)	(741,000)

Interest expense	5,000	6,000	15,000	18,000

Net income/(loss)	$160,000	$(262,000)	$(105,000)	$(759,000)

Net income/(loss) per share of common stock	$.00	$(.00)	$(.00)	$(.01)

Weighted average number of common shares outstanding -

Basic and diluted	81,685,000	60,862,000	68,855,000	60,836,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(105,000)	$(759,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	49,000	54,000
Stock based compensation	9,000	44,000
Deferred revenue	238,000	15,000
Deferred rent and other liabilities	(111,000)	(18,000)
Loss on sublease	90,000	-
Gain on settlement of accounts payable	(120,000)	-

Change in:

Accounts receivable	(75,000)	152,000
Prepaid expenses and other current assets	4,000	39,000
Accounts payable	(197,000)	291,000
Accrued compensation, professional expenses and other current liabilities	55,000	(113,000)

Net cash used in operating activities	(163,000)	(295,000)

Cash flows from investing activity:

Capital expenditures	-	(4,000)

Net cash used in investing activities	-	(4,000)

Cash flows from financing activity:

Proceeds from sale of common stock	352,000	-
Proceeds from exercise of stock options, net of costs	2,000	-
Repayment of capital leases	(45,000)	(45,000)

Net cash provided by/(used in) financing activities	309,000	(45,000)

Net increase in cash and cash equivalents	146,000	(344,000)

Cash and cash equivalents - beginning of period	88,000	508,000

Cash and cash equivalents - end of period	$234,000	$164,000

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2009 and a forecast prepared by management, which takes into account executed contracts and cost reductions, management expects the Company to be able to meet its obligations as they become due during the next 12 months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. The Company has a history of losses in prior periods. For the three and nine months ended September 30, 2009, the Company had a net income/(loss) of $160,000 and ($105,000), respectively.  Additionally, at September 30, 2009, the Company has an accumulated deficit of $24,684,000, stockholders’ deficit of $121,000 and cash and cash equivalents of $234,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed   consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, see Note A(2) to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has prepared the condensed consolidated interim financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments necessary for a fair presentation of interim period results are of a normal recurring nature unless otherwise noted. The Company’s results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The company has reclassified certain 2008 balances to conform to the current period presentation.

[2]     Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC” or “Codification”), ASC 820-10, formerly Statement of Financial Accounting Standards (“SFAS”), SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. ASC 820-10 is effective for fiscal years beginning after November 15, 2007. The provisions under ASC 820-10 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FASB ASC Section 820-10), “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of these pronouncements did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the Financial Accounting Standards Board issued ASC 820-10, (Staff Position No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of ASC 820-10 in a market that is not active.  This FASB Staff Position (“FSP”) is effective for fiscal years beginning after October 10, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board issued ASC 350-10, (Staff Position No. 142-3), “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  ASC 350-10 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under ASC 350-10, “Goodwill and Other Intangible Assets.”  ASC 350-10 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations

In April 2009, the Financial Accounting Standards Board issued ASC 825-10, (Staff Position No. 107-1), “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously required annually.  The Company has been disclosing this information on a quarterly basis and the adoption did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the Financial Accounting Standards Board issued ASC 855-10, FASB No. 165, “Subsequent Events”.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  ASC 855-10 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board issued ASC 105-10, FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Codification has become the source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 is an update to Accounting Standards Codification Topic 820, “Fair Value Measurements”.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

Note B—Per share data:

Basic income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the outstanding stock options and awards.  Potentially dilutive securities which were excluded from the computation of basic income/(loss) per share because they had an anti-dilutive impact (the strike price of the outstanding options exceeded the average closing price for the three and nine month periods) are as follows:

	Three and Nine Months Ended September 30,
	2009	2008

Total Potential Dilutive shares	12,287,000	13,266,000

Note C—Stock-Based Compensation:

The Company recognizes stock-based compensation in accordance with FASB ASC-Topic 718 (SFAS No. 123R), “Share Based Payment”, which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FASB ASC Topic 718, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period.

For the three and nine-month periods ended September 30, 2009, the Company included approximately $0 and $9,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statement of operations. For the three and nine months ended September 30, 2008, the Company included approximately $2,000 and $44,000, respectively, of equity-based compensation in the Company’s statement of operations.  For the nine months ended September 30, 2008, the total equity-based compensation included approximately a $20,000 stock charge related to a stock bonus grant of 1,000,000 shares of common stock to an employee.

FASB ASC Topic 718 requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

During the nine months ended September 30, 2009, the exercise of certain stock options resulted in the issuance of 215,000 shares of common stock for proceeds of $2,000.

During the nine months ended September 30, 2009, the Company issued stock grants totaling 200,000 shares to certain employees.

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

On January 10, 2005, the Company entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. (With respect to the option granted the landlord, as a result of the Company’s ceasing to provide services to Horizon Blue Cross Blue Shield of New Jersey, Inc., the Company no longer needed this space.)  The expiration date of the lease, March 31, 2011, remains unchanged by this Second Amendment.

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

Effective May 1, 2009, the Company signed a sublease agreement for approximately 3,700 square feet of its office space which calls for monthly rental payments of approximately $7,000 to the Company from the sublessee.  The term of the sublease runs 23 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, formerly FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment, the Company recognized a loss of approximately $79,000, which is included in selling, general and administrative expense for the quarter ended June 30, 2009.

Effective September 1, 2009, the Company signed a sublease agreement for approximately 600 square feet of its office space which calls for monthly rental payments of approximately $1,200 to the Company from the sublessee.  The term of the sublease runs 19 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, the Company recognized a loss of approximately $11,000, which is included in selling, general and administrative expense for the quarter ended September 30, 2009.

At September 30, 2009, the additional base rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $301,000.  The additional base rent that would be due at December 31 of the next two years if the Company failed to meet the conditions of the Second Amendment is as follows:

Year Ending	Additional Rent
2009	$251,000
2010	50,000

Note G—Subscription of Common Stock:

On September 9, 2009, the Company raised $352,000 (net of approximately $48,000 in professional and consulting fees) in capital in a private placement of common stock to fund certain expenses that became due and payable, and to help fund working capital.  The private placement to the Company’s three directors, one of whom is also the Company’s Chief Executive Officer, and general counsel  consisted of the sale of 80,000,000 shares of common stock at a purchase price of $0.005 per share, the market price per share, for an aggregate purchase price of $400,000.

Note H – Settlement of Accounts Payable:

During the three and nine months ended September 30, 2009, the Company settled a claim for approximately $305,000 in legal fees, including fees for legal services provided prior to the nine months ended September 30, 2009, with a payment of $185,000.  This resulted in a $120,000 reduction in legal expenses during the three and nine month periods ended September 30, 2009.

Note I – Subsequent Events:

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 13, 2009.

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

Management believes that the Company must continue the refinement of its current service lines in order to continue adding value to existing and potential customers. Management intends to continue its evaluation of each service in light of anticipated changes in the health care industry, the cost to enter each such service line as well as the availability and timeliness of competent resources. To further expand its line of services, the Company contemplates pursuing alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and relate to revenue recognition and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

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

Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, (Statement of Financial Accounting Standard No. 123R), “Share Based Payment”, which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of ASC Topic 718, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

For the purposes of determining estimated fair value under ASC Topic 718, the Company has computed the fair values of all equity-based compensation using the Black-Scholes option pricing model. This model requires the Company to make certain estimates and assumptions. The Company calculated expected volatility based on the Company’s historical stock volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Under ASC Topic 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC” or “Codification”), ASC 820-10, formerly Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. ASC 820-10 is effective for fiscal years beginning after November 15, 2007. The provisions under ASC 820-10 were effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FASB ASC Section 820-10-65), “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair-value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The adoption of these pronouncements did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the Financial Accounting Standards Board issued ASC 820-10, (Staff Position No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of ASC 820-10 in a market that is not active.  This FASB Staff Position (“FSP”) is effective for fiscal years beginning after October 10, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board issued ASC 350-10, (Staff Position No. 142-3), “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  ASC 350-10 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under ASC 350-10, “Goodwill and Other Intangible Assets.”  ASC 350-10 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position and results of operations

In April 2009, the Financial Accounting Standards Board issued ASC 825-10, (Staff Position No. 107-1), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  ASC 825-10 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously required annually.  The Company has been disclosing this information on a quarterly basis and the adoption did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the Financial Accounting Standards Board issued ASC 855-10,  FASB No. 165, “Subsequent Events” (“SFAS 165”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  ASC 855-10 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board issued ASC 105-10, FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Codification has become the source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 is an update to Accounting Standards Codification Topic 820, “Fair Value Measurements”.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2009, with those for the three and nine months ended September 30, 2008. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2009 and September 30, 2008 were approximately $927,000 and $876,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The increase in revenue for the three months ended September 30, 2009 over the same period last year was primarily attributable to an increase of $88,000 in current customer business largely due to fluctuations in membership for certain customers, offset by a decrease of approximately $37,000 due to a one-time engagement in 2008 and consulting services that did not reoccur in 2009.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2009 and September 30, 2008 was approximately $343,000 and $340,000, respectively. The increase in the cost of services for the three-month period ended September 30, 2009 when compared to the same period last year was primarily due to increases in personnel costs of approximately $11,000, largely due to increased health premiums, offset by decreased travel costs of approximately $3,000 and professional costs of approximately $5,000.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended September 30, 2009 and September 30, 2008 were approximately $419,000 and $792,000, respectively. The decrease for the three-month period ended September 30, 2009 when compared to the same period last year is primarily due to decreases in professional costs of approximately $339,000, which is largely due to decreased costs related to the Alan Fontes v. CareAdvantage, Inc. litigation referenced in Note D to the financial statements included in this report (the “Fontes Litigation”) and a legal fee settlement of approximately $120,000, facility costs of approximately $35,000 due to subleasing space to a third party, travel costs of approximately $3,000, and other general and administrative costs of approximately $7,000, offset by increases of approximately $11,000 relating to a loss on the sublease effective September 1, 2009.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2009 and September 30, 2008 were approximately $2,847,000 and $2,888,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the nine months ended September 30, 2009 over the same last year was primarily attributable to approximately $132,000 of one-time engagements and consulting services in 2008 that did not reoccur in 2009, offset by an increase of approximately $91,000 in current customer business as a result of fluctuations in membership for certain customers.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2009 and September 30, 2008 was approximately $1,040,000 and $1,220,000, respectively. The decrease in the cost of services for the nine-month period ended September 30, 2009 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $183,000 largely due to reductions in headcount, decreases in billable travel of approximately $8,000, offset by increases of approximately $11,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2009 and September 30, 2008 were approximately $1,897,000 and $2,409,000, respectively. The decrease for the nine-month period ended September 30, 2009 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $43,000, decreases in facility and travel costs of approximately $60,000 and decreases of approximately $428,000 in professional costs largely related to the Fontes litigation, offset with an increase of approximately $19,000 in other general and administrative costs, which includes losses on subleases of approximately $90,000 as of September 30, 2009.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2009, the Company had working capital of approximately $1,000, stockholders’ deficit of approximately $121,000 and an accumulated deficit of approximately $24,684,000.

Financial condition:

At September 30, 2009, the Company had cash of approximately $234,000 as compared to $88,000 as of December 31, 2008.  The increase in cash was primarily due net cash provided by financing activities of approximately $309,000, which primarily relates to net proceeds from the sale of stock for approximately $352,000, offset by approximately $45,000 that relates to the repayment of capital leases and net cash used in operating activities of approximately $163,000, primarily due to accounts payable activities.

The Company had working capital at September 30, 2009 of approximately $1,000 as compared to negative working capital of approximately $240,000 at December 31, 2008.  The increase in working capital was primarily due to the net proceeds from the sale of stock for approximately $352,000, a customer cash advance classified as deferred revenue of approximately $250,000, offset by a decrease in accounts payable of approximately $317,000.

There were no cash flows from investing activity for the nine-month period ended September 30, 2009.

During the first quarter of 2009, the Company signed a sublease agreement effective May 1, 2009 for approximately 3,700 square feet of its office space which calls for monthly rental payment of approximately $7,000 to the Company from the sublessee.  The Company signed another sublease agreement effective September 1, 2009 for approximately 600 square feet of its office space resulting in additional monthly rental payments of approximately $1,200 to the Company from the sublessee.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Management believes that its cash on hand at September 30, 2009 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts, and planned cost reductions, should enable the Company to meet its obligations as they become due during the next 12 months.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.    If the Company is unsuccessful in increasing its business, obtaining additional financing, or curtailing operational costs to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.  Notwithstanding the foregoing, the Company is cautiously optimistic about opportunities in its business and currently plans to pursue those opportunities.  The Company has a history of losses in prior periods. For the nine months ended September 30, 2009, the Company had a net loss of $105,000. Additionally, at September 30, 2009, the Company had an accumulated deficit of $24,684,000, stockholders’ deficit of $121,000 and cash and cash equivalents of $234,000.

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

In accordance with Rule 13a-15(b) of the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2009 was carried out under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2009, the Company filed a Report on Form 8-K reporting the unregistered sale of equity securities on September 9, 2009 to the Company’s three directors, one of whom is also the Company’s Chief Executive Officer, and its general counsel.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2009.

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

CareAdvantage, Inc

November 13, 2009	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and
Acting Principal Financial Officer

EXHIBIT INDEX

10.1	Form of Subscription Agreement for Common Stock of the Registrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 10, 2009)

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)