Form 10-K
period 2009-12-31
CAREADVANTAGE INC
filed 2010-03-31
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No   ☐  (Not Applicable)

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $140,263.03

The number of shares of the registrant’s common stock outstanding as of February 22, 2010:  143,200,442

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

Except as expressly provided otherwise, the terms “CareAdvantage” and Company” as used in this report refers to CareAdvantage, Inc. and the terms “we”, “us” and “our” refer collectively to CareAdvantage, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.        BUSINESS

Introduction and Background

CareAdvantage, Inc. (“CareAdvantage” or the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The tool uses 3M Company’ (“3M”) Clinical Risk Groups (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

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

Prior to January 1, 2003, the Company provided certain health care cost containment services, including utilization review, case management and disease management and independent reviews.  The Company provided these services principally to Horizon Blue Cross and Blue Shield of New Jersey, formerly known as Blue Cross Blue Shield of New Jersey, Inc. (“Horizon BCBSNJ”), which at the time was a major stockholder of the Company, and another Blue Cross Blue Shield organization.  During 2002, the Company ceased providing these services to the other Blue Cross Blue Shield organization, and as of December 31, 2002, to Horizon BCBSNJ on account of Horizon BCBSNJ’s termination of the Services Agreement as of that date.  As a result, beginning January 1, 2003, the Company ceased offering these services to new customers, since it no longer maintained the employees and infrastructure necessary to support their delivery.

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

Industry Overview: Consumerism, Health Care Expenditures and Managed Care

The American health care market continues to evolve within the environmental emphases on consumer choice, coverage and confidentiality protections, and is still battling the double challenge of accelerating costs and an aging population.  Employer groups are still trying to find a balance, providing health insurance to employees in order to attract the highest quality human capital, while developing strategies to control escalating costs.  In addition to the previous considerations, the latest emphasis is shifting towards the principle of data transparency and exchange of electronic health care information.

Data transparency and exchange have several key characteristics, which include easy accessibility, standardized performance metrics, nationally recognized/MD-approved set of rules governing claim coding/grouping procedures, automated data sharing/integration availability via the Internet, an underlying reward system using chronic disease in lieu of episodic management/efficiency and demonstration of intervention benefits in a credible way.  The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and economic stimulus package go a long way toward providing protection for health information while creating standards for transfer/sharing of electronic health information.  In addition is the creation of grants for the adoption of electronic health records (EHR) and health information exchanges.

The above focus of the marketplace points to an increased emphasis on health care quality and cost-benefit.  Tools that provide clear and defensible information that is based on best practice and express results based on the relative severity of disease of the underlying population provide full and accurate disclosure.  The Gartner Group has stated, “Without severity adjusted data, no comparison can be made between entities within any stakeholder category (e.g. hospital vs. hospital or MCO vs. MCO) because all differences may be completely attributable to variations among the types and intensities of diseases underlying the data.” 1  Increasingly consumers, purchasers, insurers and providers will need tools that provide severity-adjusted data in order to provide a clear and accurate picture of health care quality attributable to different health plans and groups.  These same tools are critical to identify best practices and test disease management activities and new treatment options.

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

1 The Gartner Report  - The Gartner Group - 1999

CareAdvantage clients include health plans, employers, hospital systems, providers, state governments and other purchaser groups.  For the past 15 years, the Company has worked with many leading health plans to develop effective, affordable and timely data-driven strategies that improve case, disease and utilization, as well as operations and network management.  These strategies have helped CareAdvantage clients to more effectively:

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

Recently, the Company has also assisted health plan clients with respect to further validating the value that they bring to purchasers and have had a demonstrable impact on sales retention and attraction of new sales.  The RPNavigator suite of services that the Company offers our state government customers provides opportunities in transparency, improving quality, controlling costs and providing information to consumers and healthcare policymakers to make informed decisions.

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

The Company markets its services to the health insurance industry, health service organizations, hospitals, insurance carriers, state governments, employers and unions.

Two customers, BCBS organizations, accounted for approximately 49% and 24% of license fees and services revenue for the year ended December 31, 2009.

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

Health Information Security and Privacy Practices

The Health Insurance Portability and Accountability Act of 1996, as amended, (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information, referred to as “protected health information.” HIPAA was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”), which includes some of our customers.  The HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, requires hospitals and health care systems to make investments in their clinical information systems.  Additionally, the HITECH Act significantly expanded HIPAA by extending the security standards of HIPAA to “business associates” of covered entities.  Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations.  Our activities frequently entail us acting in the capacity of a business associate to the customers that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS.   We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.

See the “Risk Factors” section in Item 1A herein for more information regarding the impact of privacy and security regulation on our Company.

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

On March 21, 2010, the U.S. House of Representatives passed the Patient Protection and Affordable Care Act of 2010 (the Affordable Care Act”), which was signed into law by President Obama on March 23, 2010.  Also, on March 25, 2010, both houses of the U.S. Congress passed the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which strike's out and modifies a number of tax and revenue provisions in the Affordable Care Act.  These pieces of legislation are the most sweeping health system changes since the passage of Medicare in 1965.  Prior to becoming law, the Reconciliation Act must be signed by the President.  Just after President Obama signed the Affordable Care Act into law, Senator Jim DeMint introduced Senate Bill 3152, which, if adopted, would repeal the health care reform law.  Additionally, on the same day, 14 states filed lawsuits challenging the constitutionality of the health care reform law.  The status of the health care reform law is at present very uncertain and the Company cannot predict if or how Senate Bill 3152 (or any other legislation that may subsequently be introduced) or any of these lawsuits will impact the new legislation.

See the “Risk Factors” section in Item 1A herein for more information regarding the impact of the recently enacted health care law.

Employees

At December 31, 2009, we employed a total of 14 employees, of which 13 were employed on a full-time basis.  Of the full-time employees, ten employees are engaged in servicing its clients and three are administrative support, finance and human resources personnel.  None of the Company’s employees are party to any collective bargaining agreements.

ITEM 1A.       RISK FACTORS

Company Risk

The Company has a history of losses.  At December 31, 2009, the Company had working capital of approximately $417,000, stockholders’ equity of approximately $164,000 and an accumulated deficit of approximately $24,399,000.  At December 31, 2008, the Company had negative working capital of approximately $240,000, stockholders’ deficit of approximately $379,000 and an accumulated deficit of approximately $24,370,000.  The losses in recent years were attributable in large part to legal fees incurred in protecting the Company’s intellectual property, rent for space in excess of the Company’s needs and the difficulty in obtaining revenue from a new product.  Although we had net income of $180,000 for the 12 months ended December 31, 2009, we may not be able to increase profitability on a quarterly or an annual basis in the future.  If we experience net losses in future periods, we may not be able to timely satisfy our obligations.

We face aggressive competition because new competitors can enter our field easily.  The Company faces intense competition in a highly fragmented market of managed care services and new competitors can enter our field easily.  We believe our ability to compete will depend in part upon our ability to:

•	continue upgrading technology to leading edge;

•	respond effectively to technological changes;

•	focus development efforts on data available in electronic health record environment; and

•	meet the increasingly sophisticated needs of our customers.

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

Revenue from a limited number of customers comprises a significant portion of our total revenue.  Two customers, BCBS organizations, accounted for approximately 49% and 24% of license fees and service revenue for the year ended December 31, 2009.  If the BCBS customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our operations.

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

Recently enacted health care reform legislation could adversely impact us.  On March 21, 2010, the U.S. House of Representatives passed the Affordable Care Act, which was signed into law by President Obama on March 23, 2010.  Also, on March 25, 2010, both houses of the U.S. Congress passed the Reconciliation Act, which strikes out and modifies a number of tax and revenue provisions in the Affordable Care Act.  As stated previously in this report, these pieces of legislation are the most sweeping health system changes since the passage of Medicare in 1965.  The Reconciliation Act must be signed by the President prior to its becoming effective.  Just after President Obama signed the Affordable Care Act into law, Senator Jim DeMint introduced Senate Bill 3152, which, if adopted, would repeal the health care reform law.  Additionally, on the same day, 14 states filed lawsuits challenging the constitutionality of the health care reform law.  The status of the health care reform law is at present very uncertain and the Company cannot predict if or how Senate Bill 3152 (or any other legislation that may subsequently be introduced) or any of these lawsuits will impact the new legislation.

As they stand now, the Affordable Care Act and the Reconciliation Act completely reform the U.S. health care system.  Among other things, the legislation significantly increases governmental involvement in healthcare, requires most Americans to carry health insurance coverage, with federal subsidies to help many afford the premiums (insurance companies would be barred from denying coverage to people with medical problems or charging them more); and completely overhauls the environment in which healthcare industry constituents operate.  This legislation impacts most employers, virtually all tax payers and all segments of the health care industry.  It is impossible to predict the ultimate impact that this new legislation will have on the health care industry.  Possible outcomes may be that healthcare industry constituents may reduce their expenditures or postpone expenditure decisions, including expenditures for our product and service offerings.  Such a response, and others that we cannot predict or foresee at this time, could have a significant and material adverse impact on our current and future business operations and, thus, our financial condition and results of operations.

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

The Company and the healthcare industry generally are impacted by HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.”  These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA.  DHHS must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information.  DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The two rules relevant to us and our customers—the Privacy Rule, and the Security Rule—are discussed below.  It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

The Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule.  The Privacy Rule imposes a complex system of requirements on covered entities for complying with the basic standard.  The Privacy Rule directly applies to covered entities which, in most instances, are required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our health plan customers are covered entities, and to the extent that we are required by our customer contracts to ensure that we comply with various aspects of the Privacy Rule, we believe that we meet the requirements of the Privacy Rule.  The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance.  Accordingly, the Privacy Rule and state privacy laws may significantly impact our products’ use in the healthcare delivery system and, therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. The Security Rule requires that covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information.  Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule.  As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer.  Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

With the enactment of the HITECH Act, the Privacy Rule and Security Rule of HIPAA have been modified and expanded.  The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities.  In other words, we must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA standards.  Significantly, DHHS, as required by the HITECH Act, has issued a regulation setting forth new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of security involving protected health information.

Any failure or perception of failure of our products or services to meet applicable HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers and HIPAA.   The costs of complying with these contractual obligations, new legal and regulatory requirements, and the potential liability associated with the failure to do so could have a material adverse effect of on our business, financial condition and results of operations.

We believe our business practices and software offerings are consistent with the Privacy Rule and Security Rule, as modified by the HITECH Act. However, DHHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

The Company’s executive offices and operations, comprising approximately 28,000 square feet of office space, are located in Metropolitan Corporate Plaza in Iselin, New Jersey.   The Company, through its subsidiary, CAHS, had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for 10 additional years.  The Company guaranteed CAHS’ obligations under the lease.  The extended lease provides for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses.

On January 10, 2005, the Company, through CAHS, entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time.  (The landlord was granted the recapture option because when the Company ceased providing services to Horizon BCBSNJ, the Company no longer needed this space.)  The expiration date of the lease, March 31, 2011, remained unchanged by this Second Amendment.

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company cannot be in default under any terms and conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended.  As of January 1, 2005, the additional rent attributable to the difference in base rent is $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement.  This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet above conditions, additional rent.  Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be, and refers only to, 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009, the Company signed a sublease agreement for approximately 3,700 square feet of its office space which calls for monthly rental payments of approximately $7,000 to the Company from the sublessee.  The term of the sublease runs 23 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, formerly FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment, the Company recognized a loss of approximately $79,000, which is included in selling, general and administrative expense in the Company’s consolidated statement of operations.

Effective September 1, 2009, the Company signed a sublease agreement for approximately 600 square feet of its office space which calls for monthly rental payments of approximately $1,200 to the Company from the sublessee.  The term of the sublease runs 19 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, the Company recognized a loss of approximately $11,000, which is included in selling, general and administrative expense in the Company’s consolidated statement of operations.

At December 31, 2009, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $251,000.  As a result of the execution of a new Office Lease (as described below) on January 18, 2010, there is no additional base rent that would be due at December 31 of the following year.

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company presently maintains its offices in Building C.  The new lease (“New Lease”) is made as of December 28, 2009, and its term commences on April 1, 2010.  The New Lease has a term of seventy-six months and a monthly base rent for lease months 1 to 12 of $22,512.49, and for lease months 13 to 76 of $14,441.00.  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for lease months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month during the twelve-month period commencing April 1, 2010.  The New Lease does not initially provide for a security deposit; however, the Company is required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord will perform, at its expense, certain work in readying the leased premises for the Company’s occupancy.

In connection with entering into the New Lease, the landlord and CAHS entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009 (the “Surrender Agreement”), pursuant to which the landlord has agreed to terminate the existing lease as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which existing lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commences, the security deposit of $167,027.67 under the existing lease will be forfeited to the landlord.  The Company and CAHS will continue to remain liable for all of their obligations under the existing lease through the Surrender Date and will continue to be responsible for the payment of all base rent and other amounts due under the existing lease through the Surrender Date.

Pursuant to the Surrender Agreement, (i) CAHS releases the landlord from all claims arising out of the existing lease, and (ii) upon CAHS’s delivery of the premises to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the existing lease through the Surrender Date, the landlord releases CAHS of all claims arising out of the existing lease.

Until January 31, 2010, the Company maintained rent-free operation offices in Vermont pursuant to an informal arrangement with its customer there, Blue Cross Blue Shield of Vermont.

ITEM 3.          LEGAL PROCEEDINGS

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories.  In October 2005, the court dismissed the claim under all theories except express contract.  The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously.  Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.  This matter is presently being tried before a chancery judge; it is anticipated that the trial will conclude during 2010.

ITEM 4.          [RESERVED]

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

	2009		2008
Quarter Ended	High	Low	High	Low
March 31,	$.004	$.001	$.014	$.011
June 30,	$.004	$.001	$.013	$.003
September 30,	$.014	$.003	$.010	$.003
December 31,	$.022	$.008	$.009	$.001

Holders

As of February 23, 2010, there were approximately 2,485 holders of record of the Company’s Common Stock.  No shares of the Company’s preferred stock have been issued.

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

Issuer Purchases of Equity Securities

No shares of the Common Stock were purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company and its direct and indirect subsidiaries, CAHS and CHCM, are in the business of providing healthcare consulting services designed to enable integrated health care delivery systems and other care management organizations to reduce the costs, while improving the quality, of medical services provided to their subscribers. The healthcare consulting services include care management program enhancement services, executive and clinical management services, and training programs. The Company’s healthcare consulting services have been and continue to be provided to integrated health care delivery systems and other care management organizations. The Company operates in one business segment.

As part of the Company’s offering of its healthcare consulting services, the Company has developed RPNavigator, a proprietary tool to help managed care plans and employers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its consulting services, the Company licenses RPNavigator to its customers. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Capital Resources – General Overview”.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 825-10, (Staff Position No. 107-1), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  ASC 825-10 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously required annually.  The Company has been disclosing this information on a quarterly basis and the adoption did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC 855-10, FASB No. 165, “Subsequent Events” (“SFAS 165”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, to remove the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which an entity has evaluated subsequent events.  This change removes potential conflicts with current SEC guidance.  ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions.  ASU 2010-09 is effective upon issuance and its adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASC 105-10, FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Codification has become the sole source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 is an update to Accounting Standards Codification Topic 820, “Fair Value Measurements”.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

Results of Operations—12 Months Ended December 31, 2009, Compared to 12 Months Ended December 31, 2008

The following discussion compares the Company’s results of operations for the 12 months ended December 31, 2009, with those for the 12 months ended December 31, 2008.  The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be reviewed in conjunction with the following discussion.

Total revenues for the years ended December 31, 2009 and 2008 were approximately $4,069,000 and $3,824,000, respectively.  The increase in revenues of approximately $245,000 was primarily attributable to increased revenue of approximately $229,000 from new business and approximately $123,000 from increased services primarily with an existing customer, offset by decreased revenue of approximately $107,000 in one-time engagements and consulting services that did not reoccur in 2009.

Cost of services:

Cost of services for the years ended December 31, 2009 and 2008 were approximately $1,361,000 and $1,546,000, respectively.  The decrease in the cost of services of approximately $185,000 was primarily due to decreases in personnel costs of approximately $185,000 relating to terminated employees, decreases in travel costs of approximately $8,000, offset by increases in professional costs of approximately $8,000.  The Company’s direct costs are mostly fixed with the exception of its costs associated with licensing fees.  Any variation in direct costs is largely due to a change in licensing fees related to a change in license fee revenue.  Other direct costs, such as personnel costs, may increase only if a large volume of increased business occurs where additional staffing would be required.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2009 and 2008 were $2,440,000 and $3,014,000, respectively.  The decrease in selling, general and administrative costs of approximately $574,000 is largely due to decreases in professional costs of approximately $418,000, largely due to legal and consulting fees relating to Alan Fontes vs. CareAdvantage, Inc. litigation discussed in Item 3 of this report (including a settlement of legal fees of approximately $120,000), facility costs of approximately $91,000 due to subleasing space to a third party and amortization of loss on sublease, personnel costs of approximately $65,000,  travel costs of approximately $10,000, and other general and administrative costs of approximately $80,000 largely due to decreased insurance premiums and stock compensation charges, offset by an increase in costs due to a loss on sublease of approximately $90,000.
.
Depreciation and amortization:

Depreciation and amortization for the year ended December 31, 2009 aggregated $65,000 compared to $70,000 for the year ended December 31, 2008.  The decrease in depreciation and amortization costs of approximately $5,000 is largely due to fully depreciated assets.

Interest expense:

Interest expense for the years ended December 31, 2009 and 2008 was $21,000 and $23,000, respectively.  The decrease in interest expense of approximately $2,000 is largely attributable to decreased interest on equipment capital leases.

Net income/( loss):

The Company had net income of $180,000 for the year ended December 31, 2009, compared to a net loss of ($832,000) for the year ended December 31, 2008.  This increase in net income reflects new business of approximately $240,000 and a decrease in professional costs of approximately $418,000 largely related to Alan Fontes vs. CareAdvantage, Inc. litigation and decreased personnel costs due to employee terminations in 2008 of approximately $250,000 offset by salary increases relating to market adjustments.  The Company’s net income for the twelve month period ended December 31, 2009 includes a loss on sublease of approximately $90,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Liquidity, Financial Condition and Capital Resources

General Overview:

At December 31, 2009, the Company had cash of approximately $510,000 and working capital of approximately $417,000.  At December 31, 2008, the Company’s cash balance was $88,000 and negative working capital was approximately $240,000.

Financial Condition:

Net cash provided by/(used in) by operating activities amounted to approximately $129,000 and ($354,000) for the years ended December 31, 2009 and 2008, respectively. This increase in cash provided by operating activities is largely due to changes in operating assets and liabilities relating primarily to net proceeds from the sale of unregistered common stock to the Company’s three directors and its general counsel of approximately $352,000, deferred revenue of approximately $200,000, non-cash charges of approximately $74,000 and the Company’s profit of $180,000, offset by accounts payable decrease of approximately $372,000 and approximately a $154,000 decrease in deferred rent, offset with a loss on sublease of $90,000.

Net cash used in investing activities amounted to approximately $1,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively.  This decrease in cash used is largely attributable to a decrease in capital purchases.

Net cash provided by/(used in) financing activities amounted to approximately $294,000 and ($62,000) for the years ended December 31, 2009 and 2008, respectively.  This increase in cash provided is largely due to net proceeds of approximately $352,000 from the sale of unregistered common stock to the Company’s three directors and its general counsel, offset by repayment on capital leases.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at December 31, 2009 and cash flow from operations based on a forecast prepared by management, which took into account executed contracts, and cost reductions planned and effectuated as of December 31, 2009, management expects the Company to be able to meet its obligations as they become due during the next 12 months. Such forecast includes contracts with new customers as well as expanding business with current customers that are expected to start in the next three to six months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.  Although the Company has had a history of losses, for the 12 months ended December 31, 2009, it had net income of $180,000.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2009.  Management’s report on the Company’s internal control over financial reporting is included on the page that follows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Respectfully,

/s/ Dennis J. Mouras
Dennis J. Mouras,
Chief Executive Officer and
Acting Principal Financial Officer

ITEM 9B.	OTHER INFORMATION

On January 4, 2010, the Company received delivery of an Amended and Restated Services and License Agreement between the Company and  Blue Cross Blue Shield of Vermont (“BCBSVT”) made as of January 1, 2010 (the “2010 Services and License Agreement”).  The 2010 Services and License Agreement amends and restates (i) the Third Amended and Restated Service Agreement dated as of April 1, 2001, as amended, between the Company and BCBSVT (the “Service Agreement”), and (ii) the Services and License Agreement dated as of September 1, 2004, as amended, between the Company and BCBSVT (the “Service and License Agreement”).  Pursuant to the 2010 Services and License Agreement, BCBSVT directly assumed the performance of certain consulting functions that had previously been performed by the Company pursuant to the Service Agreement, including BCBSVT’s assuming the responsibility for providing itself with a corporate medical director and other support functions.  BCBSVT has agreed to pay a recruitment fee to the Company in the event BCBSVT directly hires certain of the Company’s staff that had been performing such services.  The 2010 Services and License Agreement also  reflects the reduced responsibilities of the Company to BCBSVT, provides specifically the services the Company will provide to BCBSVT, and memorializes certain informal agreements between the parties, including certain billing and payment practices.  Additionally, the 2010 Services and License Agreement amends the Service and License Agreement to provide for RPNavigator updates six times per year rather than four times per year.  Finally, the 2010 Services and License Agreement modifies the indemnification obligations of the parties to also provide that BCBSVT will indemnify the Company and its officers, directors, employees, ex-employees or agents from and against any and all claims resulting from any act or omissions of certain of the Company’s employees in connection with the Company’s services for BCBSVT.

In connection with the 2010 Services and License Agreement, the Company and BCBSVT entered into a letter agreement (the “Letter Agreement”) dated December 30, 2009, pursuant to which the Company agreed to provide the services of one of its employees from the period of January 1, 2010 to January 31, 2010.

A copy of the 2010 Services and License Agreement is filed as Exhibit 10.36 to this Annual Report on Form 10-K and a copy of the Letter Agreement is filed as Exhibit 10.37 to this Annual Report of Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s directors, executive officers and control persons as of December 31, 2009 are as follows:

Name	Age	Positions with the Company

David G. Noone (1, 2)	56	Chairman of the Board of Directors

Dennis J. Mouras	53	Chief Executive Officer, President, acting Principal Financial Officer, and Director

David J. McDonnell (1,2)	67	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.

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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2009:

David G. Noone has been a director of the Company since January 1999 and Chairman of the Board since July 30, 2002.  He served as CEO of the Company from January 1999 until February 15, 2001, and was an employee of the Company engaged in identifying and pursuing strategic business combinations from February 15, 2001 to September 2001.  Most recently, Mr. Noone is serving as the Local Census Office Manager, United States Bureau of the Census, Middlebury, Connecticut, where he has been employed since October 2009; previously he had been employed as Executive Director of Village at East Farms, Waterbury, Connecticut, from May 2007 through December 31, 2008.  Prior to his service with the Company, Mr. Noone served from September 1995 to February 1997 as the President and Chief Executive Officer of Value Health International, a subsidiary of Value Health, Inc., where he was responsible for the migration of Managed Health Care strategies to emerging opportunity markets in Europe, Latin America and Asia.   Mr. Noone’s specific qualifications to serve as a director of the Company include his history with the Company as an executive and a director, his leadership experience and his background with Managed Health Care strategies.

Dennis J. Mouras has served as the Chief Executive Officer and a director of the Company since February 15, 2001.  He has served as President and Chief Operating Officer of the Company since October 30, 2000, and as the Executive Vice President of Marketing and Sales of the Company from April 1999 to October 30, 2000. He has also served as Acting Principal Financial Officer since January 2003.  Prior to that, Mr. Mouras served as President of Intracorp, Inc. from January 1997 to January 1999, and as President and General Manager of CIGNA Healthcare of Colorado from October 1994 to January 1997.   Currently, Mr. Mouras is also the Vice President and 40% owner of Best View Farm Breeders LLC, Glenmoore, Pennsylvania, which conducts a horse breeding business.  Mr. Mouras’ role as the Chief Executive Officer and acting principal financial officer of the Company, as well as serving in various other capacities as an employee of the Company for the past 11 years, qualifies him to serve as a director of the Company.

David J. McDonnell, currently retired, has been a director of the Company since January 1997. He served from December 1993 to February 1997 as a director of Value Health, Inc., a company engaged in the health care service business. Prior to that, he was employed by Preferred Health Care Ltd., a behavioral managed care company, where he served as that company’s Chief Executive Officer from 1988 to 1993, and its President from 1988 to 1992. Mr. McDonnell also served as Chairman of Preferred Health Care Ltd.’s Board of Directors from 1991 to 1993.  Mr. McDonnell’s specific qualifications to serve as a director of the Company include his extensive board experience and employment history in the health care services industry.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.  Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2009, its executive officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements.

Code of Ethics

During the past several years, the Company’s resources and operations were substantially curtailed. The Company currently has approximately 13 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues.  Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer.  The Board of Directors and management have unequivocally set the tone for integrity and credibility in all aspects of the Company’s operations.  In view of the Company’s very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary.  Our Board of Directors periodically revisits this issue to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total remuneration for services in all capacities awarded to, earned by, or paid to our Chief Executive Officer and President (the “named executive officer”) for each of the last two completed fiscal years.  No other person who served as an executive officer during 2009 earned total compensation in excess of $100,000 for 2009 (or would have earned in excess of such amount had they been an executive officer as of December 31, 2009).  The Company does not maintain any nonequity incentive compensation plans or nonqualified deferred compensation plans.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option awards ($)(2)	All other Compensation ($)(3)	Total ($)
Dennis J. Mouras	2009	400,000	-	-	-	68,779	468,779
Chief Executive Officer	2008	415,385	-	-	-	68,029	483,414
& President (1)
(1)	Mr. Mouras also serves on the Board of Directors but receives no separate remuneration for such service.
(2)
The Company calculates the value of equity awards using the provisions of ASC Topic 718, “Share Based Payment’.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.

(3)
Includes Company matching contributions to a 401(k) profit sharing/savings plan in the amount of $7,350 for 2009 and $6,600 for 2008, $ 649 for both 2009 and 2008 related to imputed income for premiums paid for group term life insurance coverage and $60,780 for both 2009 and 2008 for commuting allowances plus federal and state tax gross-ups therefor.

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

Stock Option Plan

The Company’s Restated and Amended Stock Option Plan for key employees was adopted on June 6, 1996 and was approved by the Company’s stockholders.  This plan terminated pursuant to its terms on June 6, 2006.  At December 31, 2009, the named executive officer did not hold any outstanding stock options or other equity award.

Benefits Upon Termination of Employment

Mr. Mouras’ amended Employment Agreement provides for a severance payment by the Company of 12-months salary in the event his employment is terminated by the Company without cause.  This severance benefit would be paid out over 12 months.  As of December 31, 2009, the total amount of severance benefits that could be paid to Mr. Mouras upon a termination of employment is $400,000.

401(k) Plan

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan.  Pursuant to the plan, the Company provides a 50% matching contribution of the first 6% of each participant’s contribution.  All contributions by the Company must comply with the federal pension laws’ non-discrimination requirements and the terms of the plan.

COMPENSATION OF DIRECTORS

The following table provides information about compensation paid to or earned by the Company’s Directors during 2009 who were not named executive officers.  Mr. Mouras does not receive director compensation.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)
David J. McDonnell	$4,800	-	$874	$5,674
David G. Noone	$4,800	-	$767	$5,567
(1)
The Company calculates the value of equity awards using the provisions of ASC Topic 718, “Share Based Payment”.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.  At December 31, 2009, each of Messrs. McDonnell and Noone held options outstanding to purchase 1,250,000 shares of Common Stock.

(2)	Amount reflects reimbursement for out-of-pocket expenses associated with attending meetings of the Board of Directors.

Directors’ Fees

Directors who are not officers of the Company are paid $1,200 for each meeting of the Board of Directors that they attend.  Directors are also reimbursed for their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof.  The Board held six meetings during 2009.

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

The following table sets forth as of February 23, 2010 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) the named executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management

	Number of Shares
Name of Beneficial Owner	Beneficially Owned (1)	Percent of Ownership (2)

Principal Holders:

Credit Suisse Asset Management, LLC (3) (5)	7,536,204	5.26%
George Neidich (4) (9)	21,777,777	15.21%

Directors and Executive Officers

David J. McDonnell (6) (9)	22,150,000	15.33%
David G. Noone (7) (9)	24,150,000	16.72%
Dennis J. Mouras (8) (9)	29,500,100	20.60%

All directors and executive officers as
a group (3 persons) (9)	75,800,100	52.02%

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

(3)  The principal business address of Credit Suisse Asset Management, LLC, is 466 Lexington Avenue, New York, New York 10017.

(4)  The principal business address of George Neidich, is 9301 Morison Lane, Great Falls, Virginia 22066.

(5)  Information based on Schedule 13G filed by Credit Suisse Asset Management, LLC on December 22, 2004, with the Securities and Exchange Commission (“SEC”).

(6)  The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(7)  The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(8)  The business address of Mr. Mouras, Chief Executive Officer and director, is 485-C Route 1 South, Iselin, New Jersey 08830.

(9) 41,667 shares of Mr. Neidich’s Common Stock, 1,250,000 shares of Mr. McDonnell’s Common Stock, 1,250,000 shares of Mr. Noone’s of Common Stock, and 2,500,000 shares of the Common Stock owned by all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 23, 2010 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of, outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	12,186,667	$0.012	-
Equity compensation plans not approved by security holders	-	$-	-
Total	12,186,667	$0.012	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions since January 1, 2009

On September 9, 2009, the Company raised $400,000 in capital in a private placement to fund certain expenses that became due and payable, and to help fund working capital.  The private placement consisted of the sale of 80,000,000 shares of Common Stock of the Company to its three directors, Dennis J. Mouras (also the Company’s Chief Executive Officer), David G. Noone, and David J. McDonnell, and its general counsel, George Neidich (the “Investors”) at a purchase price of $0.005 per share, the current market price per share of Common Stock, for an aggregate purchase price of $400,000.  Each Investor purchased 20,000,000 shares of Common Stock for $100,000.

Additionally, during the year ended December 31, 2009, the Company paid legal fees in the amount of $138,000 to George Neidich, the Company’s general counsel and the beneficial owner of 15.21% of the Company’s issued and outstanding shares of Common Stock.

Director Independence

           The Company’s Board of Directors has determined that David G. Noone and David J. McDonnell are “independent directors” as defined in NASDAQ Marketplace Rule 5605(2) (formerly Rule 4200(a)(15)).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by the Company’s principal accountant, Eisner LLP, in 2009 and 2008:

Services Performed	2009	2008

Audit Fees (1)	$97,600	$97,600
Audit-Related Fees	-	-
Tax Fees (2)	15,200	15,200
All Other Fees	-	-
Total Fees	$112,800	$112,800

(1)           Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the financial statements included in the Company’s 10-K and 10-Q filings, and services that are normally provided in connections with statutory and regulatory filings or engagements.

(2)           Tax fees are fees for professional services performed by Eisner LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2008 and 2009.

 Pre-Approval of Audit and Non-Audit Services

The Audit Committee currently pre-approves all services provided by our independent registered public accounting firm. All of the above fees for 2009 and 2008 were pre-approved by the audit committee.  No fees in 2009 or 2008 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

The Audit Committee has considered the nature and amount of fees billed by Eisner LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Eisner LLP’s independence.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operation — Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows — Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

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

CareAdvantage, Inc.
(Registrant)

Date: March 31, 2010	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2010	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: March 31, 2010	By:	/s/ David J. McDonnell
David J. McDonnell, Director

Date: March 31, 2010	By:	/s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiary (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity/(deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Eisner LLP

New York, New York
March 31, 2010

CareAdvantage, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$510,000	$88,000
Accounts receivable	143,000	239,000
Prepaid expenses and other current assets	108,000	102,000
Security deposits	167,000	-
Total current assets	928,000	429,000

Property and equipment, at cost, net of accumulated depreciation	108,000	170,000
Intangible assets, net of accumulated amortization	2,000	4,000
Security deposits	-	167,000

Total Assets	$1,038,000	$770,000

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$82,000	$454,000
Accrued compensation and related benefits	81,000	73,000
Accrued professional fees	65,000	50,000
Other current liabilities	1,000	1,000
Deferred revenue	231,000	33,000
Capital lease obligation – current	51,000	58,000
Total current liabilities	511,000	669,000

Long Term Liabilities:
Capital Lease Obligation - Long Term	23,000	76,000
Deferred rent	340,000	404,000
Total long term liabilities	363,000	480,000

Total Liabilities	874,000	1,149,000

Commitments and contingencies (Note H)

Stockholders’ equity/(deficit):
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000 shares; issued 142,554,442 issued and outstanding at December 31, 2009 and 115,534,262 shares issued and 62,139,442 shares outstanding at December 31, 2008	143,000	115,000
Additional paid in capital	24, 420,000	24, 138,000
Accumulated deficit	(24, 399,000)	(24, 370,000)
Treasury Stock at cost, 53,394,820 shares	-	(262,000)
Total stockholders’ equity/(deficit)	164,000	(379,000)

Total Liabilities and Stockholders’ Equity/(Deficit)	$1,038,000	$770,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008
License fees and service revenue	$4,069,000		$3,824,000
Cost of services	1,361,000		1,546,000

Gross profit	2,708,000		2,278,000

Operating expenses:
Selling, general and administrative	2,440,000		3,014,000
Depreciation and amortization	65,000		70,000
Total operating expenses	2,505,000		3,084,000

Operating income/(loss)	203,000		(806,000)

Interest expense	(21,000)		(23,000)

Income/(loss) before provision for income taxes	182,000		(829,000)

Provision for income taxes	2,000		3,000

Net income/(loss)	$180,000		$(832,000)

Net income/(loss) per share of common stock -

Basic and diluted	$.00	$	( .01)

Weighted average number of common shares outstanding -

Basic and diluted	87,431,000		60,951,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

	Common Stock				Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Par Value Amount	Total Stockholder’s (Deficit)/Equity
Balance as of January 1, 2008	113,256,485	$113,000	$24,086,000	$(23,538,000)	$(53,394,820)	$(262,000)	$399,000
Grant of stock-based compensation	1,000,000	1,000	19,000				20,000
Issuance of stock for services	1,277,777	1,000	1,000				2,000
Stock-based compensation			32,000				32,000
Net loss for the year ended December 31, 2008				(832,000)			(832,000)
Balance as of January 1, 2009	115,534,262	$115,000	$24,138,000	$(24,370,000)	$(53,394,820)	$(262,000)	$(379,000)
Stock grants	200,000	1,000					1,000
Stock purchase	80,000,000	80,000	320,000				400,000
Direct costs related to stock purchase			(48,000)				(48,000)
Retirement of treasury stock	(53,394,820)	(53,000)		(209,000)	53,394,820	262,00	-
Exercise of stock options	215,000		2,000				2,000
Stock-based compensation			8,000				8,000
Net income for the year ended December 31, 2009				180,000			180,000

Balance as of December 31, 2009	142,554,442	$143,000	$24,420,000	$(24,399,000)	$0	$0	$164,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$180,000	$(832,000)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

Depreciation and amortization	65,000	70,000
Stock based compensation	9,000	54,000
Deferred revenue	198,000	12,000
Deferred rent and other liabilities	(154,000)	(24,000)
Loss on sublease	90,000	-
Gain on settlement of accounts payable	(120,000)	-
Changes in:
Accounts receivable	96,000	148,000
Prepaid expenses and other assets	(6,000)	46,000
Accounts payable	(252,000)	392,000
Accrued expenses and other liabilities	23,000	(220,000)

Net cash provided by/(used in) operating activities	129,000	(354,000)

Cash flows from investing activity:
Capital expenditures	(1,000)	(4,000)

Net cash used in investing activities	(1,000)	(4,000)

Cash flows from financing activity:
Net proceeds from sale of common stock	352,000	-
Proceeds from exercise of stock options, net of costs	2,000	-
Repayment of capital leases	(60,000)	(62,000)

Net cash provided by/(used) in financing activities	294,000	(62,000)

Net increase/(decrease) in cash and cash equivalents	422,000	(420,000)
Cash and cash equivalents - beginning of year	88,000	508,000

Cash and cash equivalents - end of year	$510,000	$88,000

Supplemental disclosures of cash flow information:

Income taxes paid	$2,000	$3,000
Interest paid	$21,000	$23,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1]	Business:

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

The financial statements have been prepared and presented assuming the Company will continue as a going concern.  For the years ended December 31, 2009 and 2008, the Company incurred net income/(loss) of $180,000 and ($832,000), respectively, and it has an accumulated deficit as of December 31, 2009 of $24,399,000. Additionally, the Company had $510,000 of cash and cash equivalents at December 31, 2009, compared to $88,000 at December 31, 2008, and working capital of approximately $417,000 and stockholders equity of $164,000 at December 31, 2009, compared to a negative working capital of approximately $240,000 and a capital deficit of $379,000 at December 31, 2008. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash and cash equivalents at hand at December 31, 2009 and a forecast prepared by management, management expects the Company to be able to meet its obligations as they become due during the next twelve months. Such forecast includes contracts with new customers as well as expanding business with current customers that are expected to start in the next three to six months.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.

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

Depreciation is computed by the straight-line method, over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Amortization of assets recorded under a capital lease is computed using the straight-line method and is included in depreciation expense. (See Note D)

Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $2,000 for both years ended December 31, 2009 and 2008.

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]	Per share data:

Basic and diluted net loss per share has been computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	December 31,
	2009	2008
Total Potential Dilutive shares	12,187,000	12,766,000

[5]	Concentration of credit risk/Fair value of financial instruments:

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances in financial institutions. At times, the amount of cash maintained in a given financial institution may exceed the federally insured limits.

The fair value of the following instruments approximates their carrying values due to the short-term nature of such instruments:  cash and cash equivalents; accounts receivable; accounts payable; and accrued liabilities.

[6]	Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as those estimates pertaining to stock based compensation, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]	Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less when acquired, to be cash equivalents.

[8]	Accounts Receivable and Allowance for Doubtful Accounts:

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

[9]	Major customers:

Two customers, BCBS organizations, accounted for approximately 49% and 24%, respectively, of license fees and service revenue for the year ended December 31, 2009 and approximately 86% and 3% of accounts receivable, respectively. The same two customers, BCBS organizations, accounted for approximately 53% and 25%, respectively, of license fees and service revenue for the year ended December 31, 2008. If the BCBS customers terminate or modify existing contracts or experience business difficulties, it would adversely affect our results of operations.

[10]	Stock-based compensation:

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, “Share Based Payment”, which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as a compensation expense, based on their fair values at the date of grant. Under the provisions of FASB ASC Topic 718, the estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period; all outstanding stock options are fully exercisable.

CareAdvantage, Inc. and Subsidiaries

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 825-10, (Staff Position No. 107-1), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  ASC 825-10 requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously required annually.  The Company has been disclosing this information on a quarterly basis and the adoption did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC 855-10, FASB No. 165, “Subsequent Events” (“SFAS 165”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, to remove the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which an entity has evaluated subsequent events.  This change removes potential conflicts with current SEC guidance.  ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions.  ASU 2010-09 is effective upon issuance and its adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASC 105-10, FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Codification has become the sole source of authoritative, nongovernmental GAAP, except for the rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations, as the Codification was not intended to change or alter existing GAAP.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 is an update to Accounting Standards Codification Topic 820, “Fair Value Measurements”.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

CareAdvantage, Inc. and Subsidiaries

NOTE C - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Trademark	$3,000	$3,000
Software development cost	304,000	304,000
	307,000	307,000

Less accumulated amortization	(305,000)	(303,000)
	$2,000	$4,000

Amortization expense for intangible assets for future years ending December 31 is as follows:

Year ending	Amortization Expense
2010	2,000
$2,000

[1]	Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]	Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Computer equipment	$717,000	$716,000
Furniture and fixtures	1,000	1,000
Office machines and telephone equipment	64,000	64,000
Leasehold improvements	2,000	2,000
	784,000	783,000

Less accumulated depreciation and amortization	(676,000)	(613,000)
	$108,000	$170,000

Property and equipment, principally computer equipment costs, are depreciated over the expected useful lives of three to five years on the straight-line method. Depreciation expense was $63,000 and $68,000 for years ended December 31, 2009 and 2008, respectively.  The above includes capital lease equipment with a net book value of approximately $104,000 and $161,000 at December 31, 2009 and 2008, respectively.

CareAdvantage, Inc. and Subsidiaries
NOTE E - CAPITAL LEASES

Future payments as of December 31, 2009 on the capital lease equipment are as follows:

Year	Lease
Ending December 31,	Obligation
2010	70,000
2011	38,000
108,000

Less: amounts representing interest	34,000

Present value of minimum lease payments	74,000

Less: current portion of capital lease obligation	51,000

Long term portion of capital lease obligation	$23,000

NOTE F - STOCKHOLDERS’ EQUITY

[1]	Preferred stock:

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

CareAdvantage, Inc. and Subsidiaries

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

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

The number of shares available for issuance upon exercise of outstanding options as of December 31, 2009 is 9,787,000 shares of Common Stock under the Plan and 2,400,000 shares of Common Stock under the Director Plan.

The following table summarizes information about stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.008	2,083,000	4.63		2,083,000
$.010	3,664,000	5.07		3,664,000
$.015	6,440,000	6.38		6,440,000
	12,187,000		$0.012	12,187,000	$0.012

For the year ended December 31, 2009, the Company included approximately $9,000 of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statement of operations. For the year ended December 31, 2008, the Company included approximately $54,000 of equity-based compensation in the statement of operations, of which approximately $20,000 was related to a stock bonus grant of one million shares of common stock to an employee.

FASB ASC Topic 718 requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the twelve months ended December 31, 2009 and 2008.

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

The following table summarizes the activity of the Company’s stock options for the years ended December 31, 2009 and December 31, 2008:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option:
Outstanding at December 31, 2007	16,266,000	$0.013
Granted	-	$
Exercised	-	$
Canceled or expired	(3,500,000)	$0.012
Outstanding as of December 31, 2008	12,766,000	$0.013
Granted	-	$-
Exercised	(215,000)	$0.010
Canceled or expired	(364,000)	$0.031
Outstanding as of December 31, 2009	12,187,000	$0.012	5.68	$9,983

Exercisable at December 31, 2009	12,187,000	$0.012	5.68	$9,983

Expected to vest after December 31, 2009	-	$		$

During the year ended December 31, 2009, the exercise of certain stock options resulted in the issuance of 215,000 shares of common stock for proceeds of $2,000.

For the purposes of determining estimated fair value under ASC Topic 718, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing mode. The Company calculated expected volatility based on the Company’s historical stock volatility. There were no options granted during the years ended December 31, 2009 and 2008.

Under ASC Topic 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE G - INCOME TAX

On January 1, 2007, the Company adopted ASC Topic 740, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109”. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with ASC Topic 740 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC Topic 740 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2009 and 2008. We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. Generally, our federal, state and local jurisdiction income tax returns for 2005 through 2008 remain subject to examination by various tax authorities.

Under the asset and liability method used by the Company as outlined in ASC Topic 740, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 are as follows:

	December 31,
Noncurrent portion of deferred tax assets/(liabilities):	2009	2008
Net operating loss carryforwards	$5,865,000	$8,117,000
Deferred rent	133,000	158,000
Tax/ book basis of fixed assets	316,000	325,000
Intangibles	11,000	35,000
Stock based compensation	94,000	91,000
Alternative minimum tax credit	55,000	55,000
Deferred tax assets	6,474,000	8,781,000
Valuation allowance	(6,474,000)	(8,781,000)
	$0	$0

The Company’s deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net federal operating loss carryforwards of approximately $15,889,000 at December 31, 2009, expiring through 2028. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company’s deferred tax asset decreased approximately $2,307,000 for the year ended December 31, 2009 and increased approximately $317,000 for the year ended December 31, 2008, respectively. The Company’s deferred tax asset was reduced due to the expiration of its net federal operating loss carryforward applicable to 1994.  The Company has provided 100% valuation allowance since it is more likely than not that the Company will utilize its NOL’s prior to their expiration.  The Company incurred state income tax of approximately $2,000 and $3,000 for the years ended December 31, 2009 and 2008, respectively.

CareAdvantage, Inc. and Subsidiaries

 NOTE G - INCOME TAX (CONTINUED)

The difference between the federal statutory rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2009	2008
Income tax benefit at federal statutory rate	$62,000	$(282,000)
Permanent differences	1,000	2,000
Change in valuation allowance	(2,307,000)	317,000
Tax effect of expired net operating loss carryforwards	2,243,000	-
State taxes, net of federal benefit	9,000	(41,000)
Other	(6,000)	7,000
	$2,000	$3,000

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Contingencies:

A legal action pending in Superior Court of New Jersey was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the plaintiff’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against the plaintiff claiming the former employee induced another employee to quit employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against the plaintiff and a limited liability company of which the plaintiff is a member, claiming the plaintiff misappropriated and used certain Company property. This matter is presently being tried before a chancery judge; it is anticipated that the trial will conclude during 2010.

[2]	Operating leases:

The Company’s lease for both the current location and the office space that will be effective April 1, 2010 expires in March 2010 and July 31, 2016, respectively. Minimum annual lease payments for office space for future years ending December 31 are as follows:

Year	Lease
Ending	Obligation
2010	285,000
2011	162,000
2012	173,000
2013	173,000
2014	173,000
2015	173,000
2016	101,000
$1,240,000

Rent expense was $426,000 and $526,000 for each of the years ended December 31, 2009 and 2008, respectively.

CareAdvantage, Inc. and Subsidiaries

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

On January 10, 2005, the Company, through CAHS, entered into a Second Amendment to Lease Agreement commencing January 1, 2005 to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time.  (The landlord was granted the recapture option because when the Company ceased providing services to Horizon BCBSNJ, the Company no longer needed this space.)  The expiration date of the lease, March 31, 2011, remained unchanged by this Second Amendment.

Under the Second Amendment to Lease Agreement, the Company is required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company cannot be in default under any terms and conditions of the original lease.  In the event the Company fails to meet these conditions, the reduction in base rent, real estate taxes and operating expenses will be nullified and entirely forfeited, and the Company will be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended.  As of January 1, 2005, the additional rent attributable to the difference in base rent is $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement.  This recapture does not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company fails to meet above conditions, additional rent.  Effective as of the Recapture Date, the premises leased by the Company under the lease is deemed to be, and refers only to, 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009, the Company signed a sublease agreement for approximately 3,700 square feet of its office space which calls for monthly rental payments of approximately $7,000 to the Company from the sublessee.  The term of the sublease runs 23 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, formerly FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment, during the year ended December 31, 2009, the Company recognized a loss of approximately $79,000, which is included in selling, general and administrative expense.

Effective September 1, 2009, the Company signed a sublease agreement for approximately 600 square feet of its office space which calls for monthly rental payments of approximately $1,200 to the Company from the sublessee.  The term of the sublease runs 19 months through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, during the year ended December 31, 2009, the Company recognized a loss of approximately $11,000, which is included in selling, general and administrative expense.

At December 31, 2009, the additional rent that would be due if the Company failed to meet the conditions of the Second Amendment to Lease Agreement would be $251,000.  As a result of the execution of a new Office Lease on January 18, 2010 (as described below), there is no additional base rent that would be due at December 31 of the following year.

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company presently maintains its offices in Building C.  The new lease (“New Lease”) is made as of December 28, 2009, and its term commences on April 1, 2010.  The New Lease has a term of seventy-six months and a monthly base rent for lease months 1 to 12 of $22,512.49, and for lease months 13 to 76 of $14,441.00.  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for lease months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month during the twelve-month period commencing April 1, 2010.  The New Lease does not initially provide for a security deposit; however, the Company is required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord will perform, at its expense, certain work in readying the leased premises for the Company’s occupancy.

CareAdvantage, Inc. and Subsidiaries

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

In connection with entering into the New Lease, the landlord and CAHS, entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009 (the “Surrender Agreement”), pursuant to which the landlord has agreed to terminate the existing lease as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which existing lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commences, the security deposit of $167,027.67 under the existing lease will be forfeited to the landlord.  The Company and CAHS will continue to remain liable for all of their obligations under the existing lease through the Surrender Date and will continue to be responsible for the payment of all base rent and other amounts due under the existing lease through the Surrender Date.

Pursuant to the Surrender Agreement, (i) CAHS releases the landlord from all claims arising out of the existing lease, and (ii) upon CAHS’s delivery of the premises to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the existing lease through the Surrender Date, the landlord releases CAHS of all claims arising out of the existing lease.

As a result of the New Lease, in 2010 the Company will record a loss of approximately $224,000, which includes the forfeiture of the security deposit of under the existing lease as described above.

[4]	Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees’ compensation. Company contributions are fully vested immediately.

The Company’s matching contribution was $47,000 and $54,000 for the years ended December 31, 2009 and 2008, respectively.

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

Note I—Subscription of Common Stock:

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

Note J – Settlement of Accounts Payable:

During the year ended December 31, 2009, the Company settled a claim for approximately $305,000 in legal fees, including fees for legal services provided prior to the period, with a payment of $185,000.  This resulted in a $120,000 reduction in legal expenses during the year ended December 31, 2009.

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

10.33	Form of Subscription Agreement for Common Stock of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2009).

10.34
Office Lease between SMIII Woodbridge Plaza, LLC and the Company, delivered on January 18, 2010 and made as of December 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010).

10.35
Surrender Agreement between SMIII Woodbridge Plaza, LLC and CareAdvantage Health Systems, Inc., delivered on January 18, 2010 and made as of December 28, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 20, 2010).

10.36
Amended and Restated Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of January 1, 2010.  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).*

10.37
Letter Agreement between the Company and Blue Cross Blue Shield of Vermont made as of December 31, 2009.  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).*

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