Form 10-Q
period 2010-03-31
CAREADVANTAGE INC
filed 2010-05-14
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

COMMISSION FILE NUMBER 0-26168

CAREADVANTAGE, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	52-1849794
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

485-A Route 1 South, Second Floor, Suite 200, Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  (732) 362-5000

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

The number of shares of Common Stock outstanding as of April 26, 2010: 145,250,442.

INDEX

Part I – Financial Information

Item 1.		Financial Statements	2

	•	Condensed Consolidated Balance Sheets –
		March 31, 2010 (Unaudited) and December 31, 2009	2

	•	Condensed Consolidated Statements of Operations –
		Three months ended March 31, 2010 and March 31, 2009 (Unaudited)	3

	•	Condensed Consolidated Statements of Cash Flows –
		Three months ended March 31, 2010 and March 31, 2009 (Unaudited)	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.		Controls and Procedures	11

Part II – Other Information

Item 1.		Legal Proceedings	12

Item 1A.		Risk Factors	12

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.		Defaults Upon Senior Securities	12

Item 4.		(Removed and Reserved)	12

Item 5.		Other Information	12

Item 6.		Exhibits	12

Signatures			13

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$362,000	$510,000
Accounts receivable	199,000	143,000
Prepaid expenses and other current assets	75,000	108,000
Security deposits	-	167,000

Total current assets	636,000	928,000

Property and equipment, at cost net of accumulated depreciation	93,000	108,000
Intangible assets, net of accumulated depreciation	1,000	2,000

Total Assets	$730,000	$1,038,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$135,000	$82,000
Accrued compensation and related benefits	101,000	81,000
Accrued professional fees	82,000	65,000
Other current liabilities	1,000	1,000
Deferred revenue	254,000	231,000
Capital lease obligation – current	51,000	51,000

Total current liabilities	624,000	511,000

Long term liabilities:

Capital lease obligation – long term	9,000	23,000
Deferred rent	329,000	340,000

Total long term liabilities	338,000	363,000

Total Liabilities	962,000	874,000

Commitments and Contingencies (Notes D and F)

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; 145,250,442 issued and outstanding at March 31, 2010 and 142,554,442 shares issued and outstanding at December 31, 2009	144,000	143,000
Additional paid in capital	24,435,000	24,420,000
Accumulated deficit	(24,811,000)	(24,399,000)
Total stockholders' (deficit)/equity	(232,000)	164,000

Total Liabilities and Stockholders' (Deficit)/Equity	$730,000	$1,038,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2010	2009

License fees and service revenue	$860,000	$970,000

Costs of services	348,000	330,000

Gross profit	512,000	640,000

Operating expenses:

Selling, general and administrative	679,000	655,000
Depreciation and amortization	16,000	16,000
Total operating expenses	695,000	671,000

Operating loss	(183,000)	(31,000)

Interest expense	(5,000)	(5,000)

Loss on building lease	(224,000)	-

Net loss	$(412,000)	$(36,000)

Net loss per share of common stock -
Basic and diluted	$(.00)	$(.00)

Weighted average number of common shares outstanding –

Basic and diluted	143,448,000	62,254,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

 CAREADVANTAGE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:

Net loss	$(412,000)	$(36,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	16,000	16,000
Stock based compensation	5,000	5,000
Deferred revenue	23,000	221,000
Loss on building lease - security deposit	167,000	-
Loss on building lease - deferred rent	57,000	-
Deferred rent	(68,000)	(31,000)

Changes in:

Accounts receivable	(56,000)	(203,000)
Prepaid expenses and other assets	33,000	(4,000)
Accounts payable	53,000	2,000
Accrued expenses and other liabilities	37,000	42,000

Net cash (used in)/provided by operating activities	(145,000)	12,000

Cash flows from financing activity:

Proceeds from exercise of stock options, net of costs	11,000	1,000
Repayment of capital leases	(14,000)	(15,000)

Net cash used in financing activities	(3,000)	(14,000)

Net decrease in cash	(148,000)	(2,000)

Cash and cash equivalents - beginning of period	510,000	88,000

Cash and cash equivalents - end of period	$362,000	$86,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business:

[1]	Business:

CareAdvantage, Inc. ( “the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2010 and a forecast prepared by management, which takes into account executed contracts, and cost reductions, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. For the three months ended March 31, 2010, the Company had a net loss of $412,000.  Additionally, at March 31, 2010, the Company has an accumulated deficit of $24,811,000, stockholders deficit of $232,000 and cash and cash equivalents of $362,000.

[3]	Recent Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  The accounting guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

Note B—Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock.  Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	March 31,
	2010	2009
Total Potential Dilutive Shares	9,472,000	12,357,000

Note C— Stock-Based Compensation:

The Company recognizes stock-based compensation for all equity-based payments, including grants of stock options, in the statement of operations as a compensation expense, based on their fair values at the date of grant. The estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period; all outstanding stock options are fully exercisable.

For the three months periods ended March 31, 2010 and 2009, the Company included approximately $5,000 of equity-based compensation in its operating expenses (Selling, general and administrative)  in the Company’s statement of operations.  For the quarter ended March 31, 2010, the total equity-based compensation was related to an approximate $5,000 one-time stock charge related to a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three months ended March 31, 2010 and 2009.

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

During the three months ended March 31, 2010, the exercise of certain stock options resulted in the issuance of 2,097,000 shares of common stock for proceeds of approximately $11,000. Proceeds of approximately $12,000 from one exercise were collected subsequent to the period ended March 31, 2010.

Note D—Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories.  In October 2005, the court dismissed the claim under all theories except express contract.  The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously.  Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company. In October 2005, pursuant to court order, the Company amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.  This matter is presently being tried before a chancery judge; it is anticipated that the trial will conclude during 2010.

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

Under the Second Amendment to Lease Agreement, the Company was required to meet the following conditions: (1) the Company cannot assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company cannot be in default under any terms and conditions of the original lease.  In the event the Company failed to meet these conditions, the reduction in base rent, real estate taxes and operating expenses would be nullified and entirely forfeited, and the Company would be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended. As of January 1, 2005, the additional rent attributable to the difference in base rent was $1,257,000.

Effective April 19, 2007 (the “Recapture Date”), the landlord “recaptured” certain portions of the leased premises pursuant to the provisions of the Second Amendment to Lease Agreement. This recapture did not reduce or modify, in any respect, the Company’s obligations to pay to the landlord monthly rent or, in the event the Company failed to meet above conditions, additional rent. Effective as of the Recapture Date, the premises leased by the Company under the lease was deemed to be, and refer only to, 15,629 rentable square feet.

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009 and September 1, 2009, the Company signed sublease agreements with the same subtenant (the “Subtenant”) for approximately 3,700 and 600 square feet, respectively, of its office space which called for monthly rental payments of approximately $7,000 and $1,200, respectively, to the Company from the Subtenant.  The term of the subleases ran 23 and 19 months, respectively, through March 31, 2011.  The sublease income did not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, formerly FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment, during the year ended December 31, 2009, the Company recognized losses of approximately $79,000 and $11,000, respectively, which were included in selling, general and administrative expense. The subleases were terminated in connection with the entry by the Company into a new lease with the landlord, discussed below.

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company presently maintains its offices in Building C.  The new lease (“New Lease”) was made as of December 28, 2009, and its term commenced on April 15, 2010, the date the landlord delivered the new space to the Company.  The New Lease has a term of seventy-six full calendar months commencing May 1, 2010 (each a “Lease Month”), and a monthly base rent for Lease Months 1 to 12 of $22,512.49, and for Lease Months 13 to 76 of $14,441.00.  (The rent for the partial calendar month of April 2010 is a prorated portion of the base rent for the first Lease Month.) In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for Lease Months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month for the first 12 Lease Months.  The New Lease does not initially provide for a security deposit; however, the Company is required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord will perform, at its expense, certain work in readying the leased premises for the Company’s occupancy.

 In connection with entering into the New Lease, the landlord and CAHS, entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009, pursuant to which the landlord agreed to terminate the prior lease as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which existing lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commenced, the security deposit of $167,027under the existing lease was forfeited to the landlord.

Pursuant to the Surrender Agreement, (i) CAHS releases the landlord from all claims arising out of the prior lease, and (ii) upon CAHS’s delivery of the premises (excluding the subleased space) to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the prior lease through the Surrender Date, the landlord released CAHS of all claims arising out of the prior lease. Pursuant to the Surrender Agreement, the sublease agreements with the Subtenant were terminated effective as of the Surrender Date, and the Subtenant is currently leasing the subleased space directly from the landlord.

As a result of the New Lease, during the period ended March 31, 2010, the Company recorded a loss of approximately $224,000, which includes the forfeiture of the security deposit under the existing lease as described above.

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

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.  The tool uses 3M’s Clinical Risk Group (CRGs), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

•	actionable financial and utilization data analytics;

•	clinical analyses of health status and medical cost trends;

•	identification of key management and quality opportunities;

•	enhanced group-/segment-specific reporting;

•	transparent methodology;

•	measurement of performance of internal and external vendors; and

•	reduced dependence on internal resources to develop and produce required reports to accomplish these tasks.

With respect to RPNavigator license fees, most of the Company's customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided .

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and relate to revenue recognition, and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

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

Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 , “Share Based Payment”, which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of ASC Topic 718, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  The accounting guidance is effective for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2010 with those for the three months ended March 31, 2009.  This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2010 and March 31, 2009 were approximately $860,000 and $970,000, respectively.  The revenue was generated primarily from license and consulting fees earned during the periods.  The decrease in revenue for the three months ended March 31, 2010 over the same period last year was primarily attributable to a decrease of approximately $196,000 due to termination of care management services for one customer, and decreased revenue of approximately $22,000 due to one-time engagements in 2009 that did not reoccur in 2010, offset by an increase of approximately $54,000 in current customer business and approximately $54,000 due to a one-time engagement.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2010 and March 31, 2009 was approximately $348,000 and $330,000, respectively.  The increase in the cost of services for the three-month period ended March 31, 2010 when compared to the first quarter of March 31, 2009 was primarily due to increases in personnel costs largely on account of severance and bonus payments relating to employee terminations. For the three months ended March 31, 2009, personnel costs relating to the terminated employees were approximately $75,000. For the three months ended March 31, 2010, personnel costs for the same employees were approximately $18,000 (one of the employees continued employment through January 31, 2010) plus severance and bonus payments of approximately $75,000 for both employees.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2010 and March 31, 2009 were approximately $695,000 and $671,000, respectively. The increase for the three-month period ended March 31, 2010 when compared to the same period last year is primarily due to increases in personnel costs of approximately $24,000 relating to accrued vacation liability and increased health premium costs, professional fees of approximately $15,000 largely relating to the Fontes trial discussed in Note D to the unaudited condensed consolidated financial statements presented elsewhere in this report, and increases in other general and administrative costs of approximately $4,000, offset by decreases in facility costs of approximately $16,000 largely due to sublet income of approximately $25,000, and travel and communication costs of approximately $3,000.

Loss on building lease:

During the first quarter of 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At March 31, 2010, the Company had working capital of approximately $12,000, stockholders deficit of approximately $232,000 and an accumulated deficit of approximately $24,811,000.

Financial condition:

At March 31, 2010, the Company had cash of $362,000 as compared to $510,000 as of December 31, 2009.  The decrease in cash was primarily due to net cash used in operating activities of $145,000 and $3,000 net cash used in financing activities. The net cash used in operating activities was largely due to the write off of the lease security deposit of $167,000, an adjustment to deferred rent relating to loss on building lease, non-cash charges of approximately $21,000, an increase in deferred revenue of approximately $23,000, a decrease in deferred rent of approximately $68,000, increases in accounts payable and accrued expenses of approximately $90,000, decrease in accounts receivable of approximately $56,000 and increases in prepaid expenses and other assets of approximately $33,000, offset with a net operating loss of $412,000 for the quarter ended March 31, 2010.

The Company had working capital at March 31, 2010 of approximately $12,000 as compared to working capital of approximately $417,000 at December 31, 2009. The decrease in working capital was primarily due to an increase in current liabilities of $113,000 largely relating to accounts payable and accrued vacation and a decrease in current assets of approximately $292,000, largely due to a write off of the $167,000 security deposit pursuant to the new building lease agreement.

There were no cash flows from investing activity for the three-month period ended March 31, 2010.

During the first quarter of 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at March 31, 2010 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts and planned cost reductions, management expects the Company to be able to meet its obligations as they become due during the next 12 months.  Such executed contracts include contracts with new customers as well as expanding business with current customers. However, there can be no assurances that management’s plans, including projected revenue, will be attained.   No adjustments have been made to the accompanying financial statements with respect to such uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 4T.  Controls and Procedures

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended March 31, 2010, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2010, the Company commenced an action in United States District Court, District of New Jersey, against Rosario Noto, a former employee of the Company and a member of Integrated eCareSolutions, LLC (see Part 1, Item 1, Note D), alleging Noto’s breach of his employee confidentiality agreement, breach of his implied covenant of good faith and fair dealing and unfair competition. Noto has denied liability and asserted certain affirmative defenses.

For a description of additional legal proceedings, see Note D to the unaudited condensed consolidated financial statements presented elsewhere in this report. With the exception of such proceedings there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A.  Risk Factors

The risks and uncertainties to which the Company’s financial condition and results of operations are subject are discussed in detail in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in such risk factors have occurred since they were last disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (REMOVED AND RESERVED)

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

CareAdvantage, Inc

May 14, 2010	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and
Acting Principal Financial Officer

EXHIBIT INDEX

10.1
Office Lease between SMIII Woodbridge Plaza, LLC and the Company, delivered on January 18, 2010 and made as of December 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010).

10.2
Surrender Agreement between SMIII Woodbridge Plaza, LLC and CareAdvantage Health Systems, Inc., delivered on January 18, 2010 and made as of December 28, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 20, 2010).

10.3
Amended and Restated Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of January 1, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2009). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.4
Letter Agreement between the Company and Blue Cross Blue Shield of Vermont made as of December 31, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2009). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)