Form 10-Q
period 2010-06-30
CAREADVANTAGE INC
filed 2010-08-12
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

COMMISSION FILE NUMBER 0-26168

CAREADVANTAGE, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-3326528
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

485-A Route 1 South, Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 28, 2010 is 145,250,442

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,000	$510,000
Accounts receivable	112,000	143,000
Prepaid expenses and other current assets	89,000	108,000
Security Deposits	-	167,000
Total current assets	549,000	928,000

Property and equipment, at cost net of accumulated depreciation	78,000	108,000
Intangible assets, net of accumulated depreciation	-	2,000
Total Assets	$627,000	$1,038,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$91,000	$82,000
Accrued compensation and related benefits	77,000	81,000
Accrued professional fees	91,000	65,000
Other current liabilities	1,000	1,000
Deferred revenue	36,000	231,000
Capital lease obligation – current	40,000	51,000
Total current liabilities	336,000	511,000

Long term liabilities:
Capital lease obligation - long term	4,000	23,000
Deferred rent	334,000	340,000
Total long term liabilities	338,000	363,000
Total Liabilities	674,000	874,000

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share;
authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares;
145,250,442 shares issued and outstanding at June 30, 2010 and 142,554,442
shares issued and outstanding at December 31, 2009	145,000	143,000
Additional capital	24,446,000	24,420,000
Accumulated deficit	(24,638,000)	(24,399,000)
Total stockholders' (deficit)/equity	(47,000)	164,000
Total Liabilities and Stockholders' (Deficit)/Equity	$627,000	$1,038,000
See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

License fees and service revenue	$1,116,000	$950,000	$1,976,000	$1,920,000

Costs of services	323,000	367,000	671,000	697,000

Gross profit	793,000	583,000	1,305,000	1,223,000

Operating expenses:

Selling, general and administrative	599,000	790,000	1,278,000	1,445,000
Depreciation and amortization	16,000	17,000	32,000	33,000
Total operating expenses	615,000	807,000	1,310,000	1,478,000

Operating income/(loss)	178,000	(224,000)	(5,000)	(255,000)

Interest expense	(5,000)	(5,000)	(10,000)	(10,000)

Loss on building lease	-	-	(224,000)	-

Net income/(loss)	$173,000	$(229,000)	$(239,000)	$(265,000)

Net income/(loss) per share of common stock	$.00	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding -

Basic and diluted	145,250,000	62,412,000	144,354,000	62,333,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(239,000)	$(265,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	32,000	33,000
Stock based compensation	5,000	9,000
Deferred revenue	(195,000)	212,000
Deferred rent	(63,000)	(69,000)
Loss on building lease – security deposit	167,000	-
Loss on building lease – deferred rent	57,000	-
Loss on sublease	-	79,000

Change in:

Accounts receivable	31,000	169,000
Prepaid expenses and other current assets	19,000	(21,000)
Accounts payable	9,000	2,000
Accrued expenses and other current liabilities	22,000	97,000)

Net cash (used in)/provided by operating activities	(155,000)	246,000

Cash flows from financing activity:

Proceeds from exercise of stock options, net of costs	23,000	2,000
Repayment of capital leases	(30,000)	(30,000)

Net cash used in financing activities	(7,000)	(28,000)

Net (decrease)/increase in cash and cash equivalents	(162,000)	218,000

Cash and cash equivalents - beginning of period	510,000	88,000

Cash and cash equivalents - end of period	$348,000	$306,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Note A—Business:

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

[2] Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2010 and a forecast prepared by management, which takes into account executed contracts, and cost reductions, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained. For the three and six months ended June 30, 2010, the Company had net income/(loss) of $173,000 and ($239,000), respectively.  Additionally, at June 30, 2010, the Company has an accumulated deficit of $24,638,000, stockholders’ deficit of $47,000 and cash and cash equivalents of $348,000.

The company has reclassified certain 2009 balances to conform to the current period presentation.

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

Note B—Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock.  Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of diluted income or loss because they had an anti-dilutive impact are as follows:

	Three and Six Months Ended June 30,
	2010	2009
Total Potential Dilutive Shares	9,472,000	12,287,000

Note C—Stock-Based Compensation:

The Company recognizes stock-based compensation for all equity-based payments, including grants of stock options, in the statement of operations as a compensation expense, based on their fair value at the date of the grant.  The estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period; all outstanding stock options are fully exercisable.

For the six months ended June 30, 2010, the Company included approximately $5,000 of equity-based compensation in its operating expenses (selling, general and administrative) in the Company’s condensed consolidated statement of operations.  For the six months ended June 30, 2010, the total equity-based compensation was related to an approximate $5,000 one-time stock charge related to a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.  For the three and six months ended June 30, 2009, the Company included approximately $4,000 and $9,000, respectively, of equity-based compensation in its operating expenses (selling, general and administrative) in the Company’s condensed consolidated statement of operations.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2010 and 2009.

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

During the six months ended June 30, 2010, the exercise of certain stock options resulted in the issuance of 2,097,000 shares of common stock for proceeds of approximately $23,000.  Proceeds of approximately $12,000 from one exercise that were collected during the three month period ended June 30, 2010 were related to the issuance of 1,250,000 shares during the three month period ended March 31, 2010.  The intrinsic value of the options exercised for the six months ended June 30, 2010 was $0.

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

Effective May 1, 2009 and September 1, 2009, the Company signed sublease agreements with the same subtenant (the “Subtenant”) for approximately 3,700 and 600 square feet, respectively, of its office space which called for monthly rental payments of approximately $7,000 and $1,200, respectively, to the Company from the Subtenant.  The term of the subleases ran 23 and 19 months, respectively, through March 31, 2011.  The sublease income did not cover the costs of the primary lease for the related space.  Consequently, in accordance with ASC Topic 840, formerly FASB Technical Bulletin 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment, during the year ended December 31, 2009, the Company recognized a combined loss of approximately $90,000, which was included in selling, general and administrative expense.  The subleases were terminated in connection with the entry by the Company into a new lease with the landlord, discussed below.

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company previously maintained its offices in Building C.  The new lease (“New Lease”) was made as of December 28, 2009, and its term commenced on April 15, 2010, the date the landlord delivered the new space to the Company.  The New Lease has a term of seventy-six full calendar months commencing May 1, 2010 (each a “Lease Month”), and a monthly base rent for Lease Months 1 to 12 of $22,512.49, and for Lease Months 13 to 76 of $14,441.00.  (The rent for the partial calendar month of April 2010 is a prorated portion of the base rent for the first Lease Month.)  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for Lease Months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month for the first 12 Lease Months.  The New Lease does not initially provide for a security deposit; however, the Company is required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord performed, at its expense, certain work in readying the leased premises for the Company’s occupancy.

In connection with entering into the New Lease, the landlord and CAHS, entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009, pursuant to which the landlord agreed to terminate the prior lease as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which existing lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commenced, the security deposit of $167,027 under the existing lease was forfeited to the landlord.

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

As a result of the New Lease, during the three and six months ended June 30, 2010, the Company recorded a loss of approximately $0 and $224,000, respectively, which included the forfeiture of the security deposit under the existing lease as described above.

At June 30, 2010, the Company had deferred rent of approximately $334,000, representing the difference between the negotiated lease obligation and the fair market rent expense on a straight-line basis over the term of the lease.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information:

Portions of this Quarterly Report of CareAdvantage, Inc. (the “Company”) on Form 10-Q contain “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about management’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These risks and uncertainties are described in detail in the section of the periodic reports that the Company files with the Securities and Exchange Commission (the “SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report).  Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time except as required by law.

GENERAL OVERVIEW:

The Company is in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self-insured employers and unions to reduce the costs, while improving the quality of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling.  The Company operates in one business segment.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2010, with those for the three and six months ended June 30, 2009. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2010 and June 30, 2009 were approximately $1,116,000 and $950,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The increase in revenue for the three months ended June 30, 2010 over the same period last year was primarily attributable to an increase of $374,000 in current customer business, largely due to the recognition of deferred revenue for one customer of approximately $190,000 and increased business of approximately $77,000 for another customer due to increased membership, offset by a decrease of approximately $194,000 largely due to termination of certain care management services for one customer and approximately $14,000 due to one-time engagements that did not reoccur in 2010.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2010 and June 30, 2009 was approximately $323,000 and $367,000, respectively. The decrease in the cost of services for the three-month period ended June 30, 2010 when compared to the same period last year was primarily due to decreases in personnel costs largely due to accrued vacation liability and employee terminations arising out Blue Cross Blue Shield of Vermont's assuming for itself the performance of certain consulting functions that had previously been performed by the Company as more fully described in Part II, Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2009.  As a result of this and the deferred revenue from one client mentioned above, the Company's margins have improved favorably—71% gross profit margin and 61% gross profit margin, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2010 and June 30, 2009 were approximately $599,000 and $790,000, respectively. The decrease for the three-month period ended June 30, 2010 when compared to the same period last year is primarily due to a loss of approximately $79,000 on the sublease in 2009, decreases in personnel costs of approximately $36,000 largely relating to accrued vacation liability, decreases in facility costs of approximately $55,000 largely relating to a new lease, decreases in professional costs of approximately $26,000, offset by increases of approximately $2,000 in travel and communication costs and increases of approximately $3,000 in other general and administrative costs.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2010 and June 30, 2009 were approximately $1,976,000 and $1,920,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The increase in revenue for the six months ended June 30, 2010 over the same period last year was primarily attributable to approximately $428,000 in current customer business, largely due to the recognition of deferred revenue for one customer  of approximately $187,000 and increased membership and services with certain customers as a result of fluctuation in membership and approximately $54,000 due to a one-time engagement, offset by a decrease of approximately $390,000 due to termination of certain care management services for one customer and approximately $36,000 due to one-time engagements that did not reoccur in 2010.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2010 and June 30, 2009 was approximately $671,000 and $697,000, respectively. The decrease in the cost of services for the six-month period ended June 30, 2010 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $7,000 and decreases of approximately $19,000 in professional costs.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2010 and June 30, 2009 were approximately $1,278,000 and $1,445,000, respectively. The decrease for the six-month period ended June 30, 2010 when compared to the same period last year is primarily due to a loss of approximately $79,000 on the sublease in 2009, decreases in personnel costs of approximately $12,000, decreases in facility costs of approximately $71,000 largely due to a new lease,  decreases of approximately $11,000 in professional costs and a decrease in travel and communication costs of approximately $1,000, offset with an increase of approximately $7,000 in other general and administrative costs.

Loss on building lease:

During the six months ended June 30, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At June 30, 2010, the Company had working capital of approximately $213,000, stockholders’ deficit of approximately $47,000 and an accumulated deficit of approximately $24,638,000.

Financial condition:

At June 30, 2010, the Company had cash of $348,000 as compared to $510,000 as of December 31, 2009.  The decrease in cash was primarily due to net cash used in operating activities of $155,000 and net cash used in financing activities of $7,000.  The net cash used in operating activities was largely due to the write off of the lease security deposit of $167,000, an adjustment to deferred rent relating to loss on building lease, non-cash charges of approximately $32,000, a decrease in deferred revenue of approximately $195,000, a decrease in deferred rent of approximately $63,000, increases in accounts payable and accrued expenses of approximately $31,000, an increase in accounts receivable of approximately $31,000 and increases in prepaid expenses and other assets of approximately $19,000, offset with a net operating loss of $239,000 for the six months ended June 30, 2010.

The Company had working capital at June 30, 2010 of approximately $213,000 as compared to working capital of approximately $417,000 at December 31, 2009. The decrease in working capital was primarily due to a decrease in current liabilities of $175,000 largely relating to deferred revenue decrease of approximately $195,000 and a decrease in current assets of approximately $379,000, largely due to a write off of the $167,000 security deposit pursuant to the new building lease agreement.

There were no cash flows from investing activity for the six-month period ended June 30, 2010.

During the six months ended June 30, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at June 30, 2010 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts and planned cost reductions, management expects the Company to be able to meet its obligations as they become due during the next 12 months.  Such executed contracts include contracts with new customers as well as expanding business with current customers.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.   No adjustments have been made to the accompanying financial statements with respect to such uncertainty.

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 4.  Controls and Procedures

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended June 30, 2010, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

For a description of additional legal proceedings, see Note D to the unaudited condensed consolidated financial statements presented elsewhere in this report. With the exception of such proceedings and the proceeding described in this Item 1, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

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

CareAdvantage, Inc

August 12, 2010	/s/ Dennis J. Mouras
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