Form 10-Q
period 2010-09-30
CAREADVANTAGE INC
filed 2010-11-15
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

COMMISSION FILE NUMBER 0-26168

CAREADVANTAGE, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-3326528
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

485-A Route 1 South, Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of October 22, 2010 is 145,250,442

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$408,000	$510,000
Accounts receivable	62,000	143,000
Prepaid expenses and other current assets	75,000	108,000
Security deposits	-	167,000
Total current assets	545,000	928,000

Property and equipment, at cost net of accumulated depreciation	62,000	108,000
Intangible assets, net of accumulated depreciation	-	2,000
Total Assets	$607,000	$1,038,000

LIABILITIES AND STOCKHOLDERS'(DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$120,000	$82,000
Accrued compensation and related benefits	94,000	81,000
Accrued professional fees	58,000	65,000
Other current liabilities	1,000	1,000
Deferred revenue	26,000	231,000
Capital lease obligation – current	36,000	51,000
Total current liabilities	335,000	511,000

Long term liabilities:
Capital lease obligation - long term	-	23,000
Deferred rent	320,000	340,000
Total long term liabilities	320,000	363,000
Total Liabilities	655,000	874,000

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued Common stock-par value $.001 per share; authorized 200,000,000 shares; 145,250,442 shares issued and outstanding at September 30, 2010 and 142,554,442 shares issued and outstanding at December 31, 2009	145,000	143,000
Additional capital	24,446,000	24,420,000
Accumulated deficit	(24,639,000)	(24,399,000)
Total Stockholders' (Deficit)/Equity	(48,000)	164,000
Total Liabilities and Stockholders' (Deficit))/Equity	$607,000	$1,038,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
License fees and service revenue	$792,000	$927,000	$2,768,000	$2,847,000

Costs of services	255,000	343,000	926,000	1,040,000

Gross profit	537,000	584,000	1,842,000	1,807,000

Operating expenses:

Selling, general and administrative	517,000	403,000	1,795,000	1,848,000
Depreciation and amortization	16,000	16,000	48,000	49,000
Total operating expenses	533,000	419,000	1,843,000	1,897,000

Operating income/(loss)	4,000	165,000	(1,000)	(90,000)

Interest expense	5,000	5,000	15,000	15,000

Loss on building lease	-	-	224,000	-

Net income/(loss)	$(1,000)	$160,000	$(240,000)	$(105,000)

Net income/(loss) per share of common stock	$.00	$.00	$.00	$.00

Weighted average number of common shares outstanding - Basic and diluted	145,250,000	81,685,000	144,656,000	68,855,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(240,000)	$(105,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,000	49,000
Stock based compensation	5,000	9,000
Deferred revenue	(205,000)	238,000
Deferred rent	(77,000)	(111,000)
Loss on building lease – security deposit	167,000	-
Loss on building lease – deferred rent	57,000	-
Loss on sublease	-	90,000
Gain on settlement of accounts payable	-	(120,000)

Changes in:

Accounts receivable	81,000	(75,000)
Prepaid expenses and other current assets	33,000	4,000
Accounts payable	38,000	(197,000)
Accrued expenses and other current liabilities	6,000	55,000

Net cash used in operating activities	(87,000)	(163,000)

Cash flows from financing activity:

Proceeds from sale of common stock	-	352,000
Proceeds from exercise of stock options, net of costs	23,000	2,000
Repayment of capital leases	(38,000)	(45,000)

Net cash (used in)/provided by financing activities	(15,000)	309,000

Net (decrease)/increase in cash and cash equivalents	(102,000)	146,000

Cash and cash equivalents - beginning of period	510,000	88,000

Cash and cash equivalents - end of period	$408,000	$234,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC.
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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2010 and a forecast prepared by management, which takes into account executed contracts, a pipeline of prospective clients that management believes is robust, and cost reductions, management expects the Company to be able to meet its obligations as they become due during the next twelve months. However, there can be no assurances that management’s plans, including projected revenue, will be attained.  For the three and nine months ended September 30, 2010, the Company had a net loss of $1,000 and $240,000, respectively.  Additionally, at September 30, 2010, the Company has an accumulated deficit of $24,639,000, stockholders’ deficit of $48,000 and cash and cash equivalents of $408,000.  These factors, combined with the notice of termination of the BCBSTX Agreement discussed in Note [A][3] below, raise doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has reclassified certain 2009 balances to conform to the current period presentation.

[3] Notice of Termination of Blue Cross and Blue Shield of Texas Agreement:

As previously reported by the Company on the Form 8-K filed on September 3, 2010, the Company received a letter dated August 30, 2010, from Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”) stating that the letter served as ninety (90) days prior written notice of BCBSTX’s intent to terminate the Service and License Agreement between the Company and BCBSTX (the “BCBSTX Agreement”) effective November 30, 2010.  The Company also reported in the Form 8-K that Dennis Mouras, the Company’s President and Chief Executive Officer, met with three officers of HCSC and/or BCBSTX (the “Officers”) on August 25, 2010, and at that meeting, these Officers informed Mr. Mouras that BCBS would likely terminate the BCBSTX Agreement, but because of BCBSTX’s favorable experiences with RPNavigator, the Officers indicated to Mr. Mouras that BCBSTX desired to continue to be able to receive ad hoc reports generated by RPNavigator and to maintain a positive relationship with the Company.  Further, the Officers and Mr. Mouras discussed in general terms potential uses of RPNavigator for purposes other than health care management, including its potential use (a) in managing BCBSTX’s provider networks, (b) in analyzing and presenting its data as a result of certain Texas regulatory developments, and (c) in measuring the effectiveness of its disease management programs.  The Officers invited Mr. Mouras to submit to them a proposal for such other purposes, and the Company reported that it anticipated submitting such proposal in September 2010.  The Company has not yet submitted the proposal, because prior to providing this proposal, the Company wanted to speak again with Carolyn Dawson (one of the Officers present at the August 25, 2010 meeting), who is DSVP Enterprise Health Care Management for HCSC, to better learn the areas of interest of HCSC and BCBSTX and then make a formal proposal in person accompanied by 3M’s personnel.  The Company has since spoken with Ms. Dawson, who indicated that they are most interested in assistance with Accountable Care Organizations and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  Also, Ms. Dawson indicated that assistance would be required HCSC-wide and would not be limited to BCBSTX.  As of the date of this filing, no meeting date has been scheduled to present a proposal, however, the Company anticipates, without offering any assurances, that a meeting will be held in the next several weeks.  The Company recognized approximately $1,991,000 and $ 2,043,000 revenues in each of 2009 and 2008 from BCBSTX.

[4]     Recent Accounting Pronouncements:

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

	Three and Nine Months Ended September 30,
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

For the nine months ended September 30, 2010, the Company included approximately $5,000 of equity-based compensation in its operating expenses (selling, general and administrative) in the Company’s condensed consolidated statement of operations.  This represents a one-time charge for a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.  For the three and nine months ended September 30, 2009, the Company included approximately $0 and $9,000, respectively, of equity-based compensation in its operating expenses (selling, general and administrative) in the Company’s condensed consolidated statement of operations.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

During the nine months ended September 30, 2010, the exercise of certain stock options resulted in the issuance of 2,097,000 shares of common stock for proceeds of approximately $23,000.  Proceeds of approximately $12,000 from one exercise that were collected during the three month period ended June 30, 2010 were related to the issuance of 1,250,000 shares during the three month period ended March 31, 2010.  The intrinsic value of the options exercised for the nine months ended September 30, 2010 was $0.

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

Under the Second Amendment to Lease Agreement, the Company was required to meet the following conditions: (1) the Company could not assign the lease except for an assignment of the lease or a sublet provided under the original lease; (2) the Company could not be in default under any terms and conditions of the original lease.  In the event the Company failed to meet these conditions, the reduction in base rent, real estate taxes and operating expenses would be nullified and entirely forfeited, and the Company would be immediately required to pay the landlord additional rent for the difference in the base rent, and additional rent for all escalations provided in the Second Amendment to Lease Agreement and the original lease as extended. As of January 1, 2005, the additional rent attributable to the difference in base rent was $1,257,000.

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

Effective May 1, 2009 and September 1, 2009, the Company signed sublease agreements with the same subtenant (the “Subtenant”) for approximately 3,700 and 600 square feet, respectively, of its office space which called for monthly rental payments of approximately $7,000 and $1,200, respectively, to the Company from the Subtenant.  The term of the subleases ran 23 and 19 months, respectively, through March 31, 2011.  The sublease income did not cover the costs of the primary lease for the related space.  Consequently, in accordance with the accounting guidance, during the year ended December 31, 2009, the Company recognized a combined loss of approximately $90,000, which was included in selling, general and administrative expense.  The subleases were terminated in connection with the entry by the Company into a new lease with the landlord, discussed below.

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

Pursuant to the Surrender Agreement, (i) CAHS released the landlord from all claims arising out of the prior lease, and (ii) upon CAHS’s delivery of the premises (excluding the subleased space) to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the prior lease through the Surrender Date, the landlord released CAHS of all claims arising out of the prior lease.  Pursuant to the Surrender Agreement, the sublease agreements with the Subtenant were terminated effective as of the Surrender Date, and the Subtenant is currently leasing the subleased space directly from the landlord.

As a result of the New Lease, during three and nine months ended September 30, 2010, the Company recorded a loss of approximately $0 and $224,000, respectively, which included the forfeiture of the security deposit under the existing lease as described above.

At September 30, 2010, the Company had deferred rent of approximately $320,000, representing the difference between the negotiated lease obligation and the fair market rent expense on a straight-line basis over the term of the lease.

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

With respect to RPNavigator license fees, most of the Company's customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly or annual fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided .

Management believes that the Company must continue refining its current product offerings in order to continue adding value to existing and potential customers. Management intends to continue to evaluate its product offerings in light of anticipated changes in the health care industry, as well as the availability and timeliness of competent resources. To further expand its product offerings, the Company may pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

As previously reported by the Company on the Form 8-K filed on September 3, 2010, the Company received a letter dated August 30, 2010, from Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”) stating that the letter served as ninety (90) days prior written notice of BCBSTX’s intent to terminate the Service and License Agreement between the Company and BCBSTX (the “BCBSTX Agreement”) effective November 30, 2010.  The Company also reported in the Form 8-K that Dennis Mouras, the Company’s President and Chief Executive Officer, met with three officers of HCSC and/or BCBSTX (the “Officers”) on August 25, 2010, and at that meeting, these Officers informed Mr. Mouras that BCBS would likely terminate the BCBSTX Agreement, but because of BCBSTX’s favorable experiences with RPNavigator, the Officers indicated to Mr. Mouras that BCBSTX desired to continue to be able to receive ad hoc reports generated by RPNavigator and to maintain a positive relationship with the Company.  Further, the Officers and Mr. Mouras discussed in general terms potential uses of RPNavigator for purposes other than health care management, including its potential use (a) in managing BCBSTX’s provider networks, (b) in analyzing and presenting its data as a result of certain Texas regulatory developments, and (c) in measuring the effectiveness of its disease management programs.  The Officers invited Mr. Mouras to submit to them a proposal for such other purposes, and the Company reported that it anticipated submitting such proposal in September 2010.  The Company has not yet submitted the proposal, because prior to providing this proposal, the Company wanted to speak again with Carolyn Dawson (one of the Officers present at the August 25, 2010 meeting), who is DSVP Enterprise Health Care Management for HCSC, to better learn the areas of interest of HCSC and BCBSTX and then make a formal proposal in person accompanied by 3M’s personnel.  The Company has since spoken with Ms. Dawson, who indicated that they are most interested in assistance with Accountable Care Organizations and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  Also, Ms. Dawson indicated that assistance would be required HCSC-wide and would not be limited to BCBSTX.  As of the date of this filing, no meeting date has been scheduled to present a proposal, however, the Company anticipates, without offering any assurances, that a meeting will be held in the next several weeks.  See “Liquidity, Financial Condition and Capital Resources—Significant Development” in this report for a discussion of the Company’s prospective business in light of the foregoing disclosures.

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and relate to revenue recognition and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

A critical accounting policy is one that is both important to the portrayal of the Company's financial condition or results of operations and requires significant judgment or a complex estimation process. The Company believes the following meet that definition:

Revenue recognition

With respect to RPNavigator license fees, most of the Company’s customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly or annual fee, a per member per month fee, or a combination of both. The Company recognizes revenue from licensing RPNavigator and consulting services ratably as such services are performed. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2010, with those for the three and nine months ended September 30, 2009. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2010 and September 30, 2009 were approximately $792,000 and $927,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the three months ended September 30, 2010 over the same period last year was primarily attributable to termination of certain care management services for one customer of approximately $190,000, offset by an increase of approximately $55,000 in current customer business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2010 and September 30, 2009 was approximately $255,000 and $343,000, respectively. The Company’s direct costs of services represented approximately 32% and 37% of revenues for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.  The decrease in the cost of services for the three-month period ended September 30, 2010 when compared to the same period last year was primarily due to decreases in personnel costs largely due to employee terminations arising out Blue Cross Blue Shield of Vermont's assuming for itself the performance of certain consulting functions that had previously been performed by the Company as more fully described in Part II, Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2009.

Selling, general and administrative expenses:

The Company’s total selling, general and administrative costs for the three-month periods ended September 30, 2010 and September 30, 2009 were approximately $517,000 and $403,000, respectively. The increase for the three-month period ended September 30, 2010 when compared to the same period last year is primarily due to increases in professional costs of approximately $155,000, which is due to timing of a settlement during the three month period ended September 30, 2009 related to a claim for previously expensed legal fees, increases of approximately $10,000 in personnel costs largely due to employee seminars and an increase of approximately $5,000 in travel and communication costs, offset by decreases in facility costs of approximately $38,000 largely relating to a new lease, other general and administrative costs of approximately $7,000 and a decrease of approximately $11,000 relating to a loss on the sublease effective September 1, 2009.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2010 and September 30, 2009 were approximately $2,768,000 and $2,847,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the nine months ended September 30, 2010 over the same last year was primarily attributable to termination of certain care management services for one customer of approximately $580,000 and one-time engagements of approximately $36,000 that did not reoccur in 2010, offset by an increase of approximately $54,000 due to a one-time engagements and $483,000 in current customer business.  The increase in current customer business is largely due to the recognition of deferred revenue for one customer of approximately $198,000 and fluctuations in membership for certain customers.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2010 and September 30, 2009 was approximately $926,000 and $1,040,000, respectively. The Company’s direct costs of services represented approximately 33% and 37% of revenues for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.  The decrease in the cost of services for the nine-month period ended September 30, 2010 when compared to the same period last year is primarily due to decreases in personnel costs largely due to employee terminations arising out Blue Cross Blue Shield of Vermont's assuming for itself the performance of certain consulting functions that had previously been performed by the Company as more fully described in Part II, Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2009 and decreases in professional costs of approximately $19,000 relating to termination of certain care management services for one customer.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2010 and September 30, 2009 were approximately $1,795,000 and $1,848,000, respectively. The decrease for the nine-month period ended September 30, 2010 when compared to the same period last year is primarily due to a loss of approximately $90,000 on certain subleases that occurred during the nine-month period ended September 30, 2009, decreases in facility costs of approximately $109,000 largely due to a new lease, decreases in personnel costs of approximately $2,000, offset with increases of approximately $144,000 in professional costs, largely due to timing of a settlement during the third quarter of 2009 related to a claim for previously expensed legal fees, and increases in travel and communication costs of approximately $4,000.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General overview:

At September 30, 2010, the Company had working capital of approximately $210,000, stockholders’ deficit of approximately $48,000 and an accumulated deficit of approximately $24,639,000.

Financial condition:

Significant Development:

As stated above, in August 2010, BCBSTX notified the Company of its intent to terminate the existing services agreement with the Company, effective November 30, 2010.  The Company recognized approximately $1,991,000 and $ 2,043,000 revenues in each of 2009 and 2008 from BCBSTX.  The termination of this services arrangement may have a significant impact on the Company's business.  As discussed above, management is currently in discussions with HCSC for other uses of RPNavigator and expects to have another meeting with representatives of HCSC in the next several weeks.  The Company is optimistic that it will be able to enter into an arrangement with HCSC; however no meeting with HCSC has been scheduled as of the date of this filing, and the Company cannot make any assurances that it will enter into a new relationship with HCSC and its subsidiaries.  If the Company does not replace the revenue that will be lost upon the termination of the BCBSTX Agreement by establishing a new relationship with HCSC and its subsidiaries and/or obtaining other business from its pipeline of other prospective clients, the Company will be required to significantly reduce its operations to match its remaining revenues.  Management believes that the Company must continue refining its current product offerings in order to continue adding value to existing and potential customers.  Management intends to continue to evaluate its product offerings in light of anticipated changes in the health care industry, as well as the availability and timeliness of competent resources.  To further expand its product offerings, the Company may pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.  If the Company cannot expand its product offerings and otherwise mitigate the effect of the loss of the BCBSTX Agreement the Company may need to pursue other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic arrangements, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.  The Company does not currently have in place a credit facility with a bank or other financial institution.

General Condition:

At September 30, 2010, the Company had cash of $408,000 as compared to $510,000 as of December 31, 2009.  The decrease in cash was primarily due to net cash used in operating activities of $87,000 and net cash used in financing activities of $15,000.  The net cash used in operating activities was largely due to the write off of the lease security deposit of $167,000, an adjustment to deferred rent relating to loss on building lease, non-cash charges of approximately $48,000, a decrease in deferred revenue of approximately $205,000, a decrease in deferred rent of approximately $77,000, increases in accounts payable and accrued expenses of approximately $44,000, an increase in accounts receivable of approximately $81,000 and increases in prepaid expenses and other assets of approximately $33,000, offset with a net operating loss of $240,000 for the nine months ended September 30, 2010.

The Company had working capital at September 30, 2010 of approximately $210,000 as compared to working capital of approximately $417,000 at December 31, 2009. The decrease in working capital was primarily due to the write off of the $167,000 security deposit pursuant to the new building lease agreement and loss from operations.

There were no cash flows from investing activity for the nine-month period ended September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at September 30, 2010 and cash flow from operations based on a forecast prepared by management, which takes into account executed contracts, a pipeline of prospective clients that management believes is robust, and cost reductions, management expects the Company to be able to meet its obligations as they become due during the next twelve months, subject to the discussion above under “Significant Development.”  Such executed contracts include contracts with new customers as well as expanding business with current customers.  However, there can be no assurances that management’s plans, including projected revenue, will be attained.  If the Company is not successful with the measures described above under “Significant Development,” it may not be able to continue its operations as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended September 30, 2010, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2010, the Company commenced an action in United States District Court, District of New Jersey, against Rosario Noto, a former employee of the Company and a member of Integrated eCareSolutions, LLC (see Part 1, Item 1, Note D), alleging Noto’s breach of his employee confidentiality agreement, breach of his implied covenant of good faith and fair dealing and unfair competition.  Noto has denied liability and asserted certain affirmative defenses.  This action is in the preliminary stages of discovery.

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

CareAdvantage, Inc

November 15, 2010	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and
Acting Principal Financial Officer

EXHIBIT INDEX

10.1	Letter dated August 30, 2010 from Blue Cross and Blue Shield of Texas (incorporated by reference to the Form 8-K filed by the Company on September 2, 1010)
31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)