Form 10-K
period 2010-12-31
CAREADVANTAGE INC
filed 2011-04-20
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $451,427.22

The number of shares of the registrant’s common stock outstanding as of March 9, 2011:  145,250,442

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

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The tool uses 3M Company’ (“3M”) Clinical Risk Groups (“CRGs”), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

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

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work.  The Company recognized approximately $1,835,000 and $ 1,991,000 of revenues in 2010 and 2009, respectively, from BCBSTX.

The Company’s executive offices are located at 485-A Route 1 South, Metropolitan Corporate Plaza, Iselin, New Jersey 08830 and its telephone number is (732) 362-5000.

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

Healthcare Reform and Centers for Medicare and Medicaid (“CMS”) continue to drive change to healthcare delivery.  The Accountable Care Organizations (“ACO”) delivery model is expected to reduce utilization and improve quality by providing a team approach to patient care.  This focus will require Payers and ACO’s to design programs around outcomes-based performance measures and data management and analytic strategies to ensure appropriate care is being given and that cost savings is a direct result of improving quality.

The above focus of the marketplace points to an increased emphasis on health care quality and cost-benefit.  Tools that provide clear and defensible information that is based on best practice and express results based on the relative severity of disease of the underlying population provide full and accurate disclosure.  The same tools are necessary to identify best practices and test disease management activities and new treatment options.  Using these tools to monitor, measure and report on clinical outcomes is critical to success.

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

Operations

The Company utilizes a multi-disciplinary team approach in providing its management, data analysis and consulting services.  The Company, through its employees and independent contractors, assesses care management operations, systems resources, integration and outcomes.  Typically, assessment occurs on the client’s site, through interviews and data analysis.  At the center of CareAdvantage’s data-driven analyses is RPNavigator, the next generation software solution.  RPNavigator categorizes and quantifies a population’s disease burden and provides a clear picture of the health status and severity associated with its clients’ member populations.  RPNavigator’s underlying infrastructure incorporates classification methodologies from 3M Health Information Systems along with various analytical techniques to stratify the population and describe the individual member’s associated risks in intuitive ways.  It also enables the valid assessment of existing health care quality and cost as well as projection of future risk from a resource consumption, disease progression and mortality perspective. RPNavigator includes a data mining tool (RPN 3) that employs multi-dimensional “cubes” (data structures) for online analytic processing.  RPN 3 references the same data set within RPNavigator and allows power users additional flexibility in querying that data.

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

For its services, the Company is compensated either (i) on a fee-for-service basis; (ii) per member per month (PMPM); or (iii) on the basis of a combination of both fee-for-service and PMPM.

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

Two customers, BCBS organizations, accounted for approximately 53% and 18% of license fees and services revenue for the year ended December 31, 2010.  As stated above, BCBSTX, one of these customers, which accounted for 53% and 49% of the license fees and services revenue for in each of 2010 and 2009, respectively, terminated the BCBSTX Agreement effective November 30, 2010.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which deleted and modified a number of tax and revenue provisions in the Affordable Care Act.  The Affordable Care Act and the Reconciliation Act are collectively referred to as the “Reform Legislation.”  These pieces of legislation are the most sweeping health system changes since the passage of Medicare in 1965.     In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented.  Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since.  In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities.  On January 19, 2011, the House of Representatives voted in favor of repealing the Reform Legislation, however, a few weeks later, the Senate defeated a repeal of the Reform Legislation.  In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation.  As of February 22, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while three other courts have upheld this provision, suggesting that an extended appellate process is likely.  Accordingly, although we do not currently anticipate any significant adverse effects on the Company as a direct result of the application of the Reform Legislation to our business, we are unable to predict what the indirect impacts of the Reform Legislation will be on our business through the effects on our customers that are health care industry participants.

See the “Risk Factors” section in Item 1A herein for more information regarding the impact of the recently enacted health care law.

Employees

At December 31, 2010, we employed a total of 11 employees, of which 10 were employed on a full-time basis.  Of the full-time employees, seven employees are engaged in servicing its clients and three are administrative support, finance and human resources personnel.  None of the Company’s employees are party to any collective bargaining agreements.

ITEM 1A.       RISK FACTORS

Company Risk

The Company has a history of losses and we may not be able to continue as a going concern.  At December 31, 2010, the Company had working capital of approximately $230,000, stockholders’ deficit of approximately $39,000 and an accumulated deficit of approximately $24,630,000.  At December 31, 2009, the Company had working capital of approximately $417,000, stockholders’ equity of approximately $164,000 and an accumulated deficit of approximately $24,399,000.  The losses in recent years were attributable in large part to legal fees incurred in protecting the Company’s intellectual property, rent for space in excess of the Company’s needs and the difficulty in obtaining revenue from a new product.     We may not be able to increase profitability on a quarterly or an annual basis in the future.  If we experience net losses in future periods, we may not be able to timely satisfy our obligations.  The Company has sustained recurring losses and decreasing operating cash flows, and, accordingly the Company’s independent registered public accounting firm has issued a report included herein, that contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  The Company’s recurring losses and the decreasing operating cash flows raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

We face aggressive competition because new competitors can enter our field easily.  The Company faces intense competition in a highly fragmented market of managed care services and new competitors can enter our field easily.  We believe our ability to compete will depend in part upon our ability to:

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

 Revenue from a limited number of customers comprises a significant portion of our total revenue, and one of these customers has terminated its agreement with us.  Two customers, both BCBS organizations, accounted for approximately 53% and 18% of license fees and service revenue for the year ended December 31, 2010.  BCBSTX, one of these customers, which accounted for 53% and 49% of the license fees and services revenue for in each of 2010 and 2009, respectively, terminated its agreement with the Company as of November 30, 2010  Management is currently in discussions with HCSC, BCBSTX’s parent, for other uses of RPNavigator; but HCSC has advised the Company that it must first develop its strategy for these other uses.  Accordingly, at present it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work is also uncertain.  If the Company does not replace the revenue that will be lost upon the termination of the BCBSTX Agreement by establishing a new relationship with HCSC and its subsidiaries and/or obtaining other business from its pipeline of other prospective clients, the Company will be required to significantly reduce its operations to match its remaining revenues.   If the Company cannot expand its product offerings and otherwise mitigate the effect of the loss of the BCBSTX Agreement the Company may need to pursue other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic arrangements, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities.  None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.  The Company does not currently have in place a credit facility with a bank or other financial institution.  If the Companyis not successful with these measures, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate.

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

Our RPNavigator tool is dependent upon third-party risk stratification software.  The Company currently has a license from 3M to use its Clinical Risk Grouping Software™, which license expires on April 1, 2015, and renews automatically thereafter for successive one-year terms unless terminated by either party by written notice at least one year in advance.  In the event that 3M terminates its license at the end of the term, the Company would be required to license other third-party risk stratification software and would be required to reconfigure RPNavigator to accommodate such other software. Moreover, although risk stratification software is available from other third parties, including Johns Hopkins University and/or its affiliates, the Company believes that the 3M software is more robust than its competitors because it considers the severity of illnesses and diseases.  Because our RPNavigator tool depends on the integrity of third-party-risk stratification software, if the information contained in that software was found or perceived to be inaccurate, or if the information is generally perceived to be unreliable, we may not be able to maintain commercial acceptance.

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

Recently enacted health care reform legislation could adversely impact us.  On March 21, 2010, the U.S. House of Representatives passed the Affordable Care Act, which was signed into law by President Obama on March 23, 2010.  Also, on March 25, 2010, both houses of the U.S. Congress passed the Reconciliation Act, which strikes out and modifies a number of tax and revenue provisions in the Affordable Care Act.  The Affordable Care Act and the Reconciliation Act are collectively referred to as the “Reform Legislation.” As stated previously in this report, these pieces of legislation are the most sweeping health system changes since the passage of Medicare in 1965.  The Reconciliation Act was signed into law by the President~~.~~on March 30, 2010.  Just after President Obama signed the Affordable Care Act into law, Senator Jim DeMint introduced Senate Bill 3152, which, if adopted, would have repealed the health care reform law.  Representatives Steve King of Iowa and Michelle Bachman of Minnesota also introduced bills in the House to repeal the Reform Legislation.   None of these three bills were considered by either body.  On January 19, 2011, however, the House of Representatives voted in favor of a bill called “Repealing the Job-Killing Health care Law Act” (H.R. 2), which repealed the Affordable Care Act and the health-care related text of the Reconciliation Act.  However, a few weeks later, the Senate defeated a repeal of the Reform Legislation, and President Obama has stated that he would veto any such bill.  Additionally, more than 26 states have filed lawsuits challenging the constitutionality of the health care reform law   As of February 22, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while three other courts have upheld this provision, suggesting that an extended appellate process is likely.  Thus, the status of the health care reform law is at present very uncertain and the Company cannot predict if or how efforts to repeal the Reform Legislation, or any of these lawsuits, will impact the new legislation.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

The Company’s executive offices and operations are located in Woodbridge Corporate Plaza in Iselin, New Jersey.   The Company, through its subsidiary, CAHS, had executed a six-year lease for this facility commencing June 15, 1995, which was extended during 2000 for 10 additional years.  The Company guaranteed CAHS’ obligations under the lease.  The extended lease provided for an annual base rent of approximately $668,000 with annual escalations based on increases in real estate taxes and operating expenses.

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

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009 and September 1, 2009, the Company signed sublease agreements with the same subtenant (the “Subtenant”) for approximately 3,700 and 600 square feet, respectively, of its office space, which called for monthly rental payments of approximately $7,000 and $1,200, respectively, to the Company from the Subtenant.  The term of each sublease ran 23 and 19 months, respectively, through March 31, 2011.  The sublease income does not cover the costs of the primary lease for the related space.  Consequently, in accordance with the accounting guidance, during the year ended December 31, 2009, the Company recognized a combined loss of approximately $90,000, which was included in selling, general and administrative expense.  The subleases were terminated in connection with the entry by the Company into a new lease with the landlord, discussed below.

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company previously maintained its offices in Building C.  The new lease (“New Lease”) was made as of December 28, 2009, and its term commenced on April 15, 2010, the date the landlord delivered the new space to the Company.  The New Lease has a term of seventy-six full calendar months commencing May 1, 2010 (each a “Lease Month”), and a monthly base rent for Lease Months 1 to 12 of $22,512.49, and for Lease Months 13 to 76 of $14,441.00.  (The rent for the partial calendar month of April 2010 is a prorated portion of the base rent for the first Lease Month).  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for Lease Months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month for the first 12 Lease Months.  The New Lease does not initially provide for a security deposit; however, the Company was required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord will perform, at its expense, certain work in readying the leased premises for the Company’s occupancy.

In connection with entering into the New Lease, the landlord and CAHS entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009, pursuant to which the landlord agreed to terminate the prior lease as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which prior lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commenced, the security deposit of $167,027 under the prior lease was forfeited to the landlord.

Pursuant to the Surrender Agreement, (i) CAHS released the landlord from all claims arising out of the prior lease, and (ii) upon CAHS’s delivery of the premises to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the prior lease through the Surrender Date, the landlord released CAHS of all claims arising out of the prior lease.  Pursuant to the Surrender Agreement, the sublease agreements with the Subtenant were terminated effective as of the Surrender Date, and the Subtenant is currently leasing the subleased space directly from the landlord.

As a result of the New Lease, the Company recorded a loss of approximately $224,000 for the year ended December 31, 2010, which included the forfeiture of the security deposit under the prior lease as described above.

At December 31, 2010, the Company had deferred rent of approximately $316,000, representing the difference between the negotiated lease payment obligation and the rent expense on a straight-line basis over the term of the lease.

ITEM 3.          LEGAL PROCEEDINGS

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories.  In October 2005, the court dismissed the claim under all theories except express contract.  The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously.  Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.  This matter is presently being tried before a chancery judge; the evidentiary portion of the trial concluded in fall 2010; and the attorneys are scheduled to appear before the court in May 2011 to argue proposed findings of fact and conclusions of law.

In March 2010, the Company commenced an action in United States District Court, District of New Jersey, against Rosario Noto, a former employee of the Company and a member of Integrated eCare Solutions, LLC, alleging Noto’s breach of his employee confidentiality agreement, breach of his implied covenant of good faith and fair dealing and unfair competition.  Noto has denied liability and asserted certain affirmative defenses.  This action is in the preliminary stages of discovery.

ITEM 4.          [REMOVED AND RESERVED]

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
	2010		2009
Quarter Ended	High	Low	High	Low
March 31,	$.017	$.005	$.004	$.001
June 30,	$.012	$.006	$.004	$.001
September 30,	$.033	$.005	$.014	$.003
December 31,	$.010	$.006	$.022	$.008

Holders

As of March 9, 2011, there were approximately 2,401 holders of record of the Company’s Common Stock.  No shares of the Company’s preferred stock have been issued.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

No shares of the Common Stock were purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide the information contemplated by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company and its direct and indirect subsidiaries, CAHS and CHCM, are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, and training programs, risk stratification and predictive modeling. The Company operates in one business segment.

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing. The Company recognizes revenue as services are performed or ratably under contract terms. For a further discussion of considerations relating to this business, see “Liquidity, Financial Condition and Going Concern”.

Management believes that the Company must continue refining its current product offerings in order to continue adding value to existing and potential customers.  Management needs to continue to evaluate its product offerings in light of anticipated changes in the health care industry, as well as the availability and timeliness of competent resources.  To further expand its product offerings, the Company may pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

The financial statements have been prepared and presented assuming the Company will continue as a going concern.  For the years ended December 31, 2010 and 2009, the Company incurred net (loss)/income of ($231,000) and $180,000, respectively, and it has an accumulated deficit as of December 31, 2010 of $24,630,000. Additionally, the Company had $457,000 of cash and cash equivalents at December 31, 2010, compared to $510,000 at December 31, 2010, and working capital of approximately $230,000 and a capital deficit of $39,000 at December 31, 2010, compared to a negative working capital of approximately $417,000 and a stockholders’ equity of $164,000 at December 31, 2009.  These factors, combined with the notice of termination of the BCBSTX Agreement discussed in “Liquidity, Financial Condition and Going Concern” under the caption ‘Significant Development” and in Note [A][3] in the notes to the Company’s consolidated financial statements included elsewhere in this report, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented herein and relate to revenue recognition and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

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

Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718,  “Share Based Payment”, which requires that all equity-based payments, including grants of stock options, be recognized in the statement of operations as compensation expense, based on their fair values at the date of grant. Under the provisions of ASC Topic 718, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the service period which is generally the same as the option-vesting period.

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

 Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  The accounting guidance was effective for fiscal years beginning on or after June 15, 2010, but early adoption was allowed.  The Company anticipates the adoption of this pronouncement will not have any impact on the Company’s financial position and results of operations.

Results of Operations—12 Months Ended December 31, 2010, Compared to 12 Months Ended December 31, 2009

The following discussion compares the Company’s results of operations for the 12 months ended December 31, 2010, with those for the 12 months ended December 31, 2009.  The Company’s consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be reviewed in conjunction with the following discussion.

The Company’s total operating revenues for the years ended December 31, 2010 and 2009 were approximately $3,470,000 and $4,069,000, respectively.  The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenues of approximately $599,000 was primarily attributable to the termination of certain management services for one customer of approximately $770,000, approximately $109,000 due to termination of services for another customer and one time engagements of approximately $52,000 in 2009 that did not reoccur in 2010, offset by an increase of approximately $32,000 due to a one-time engagement and approximately $300,000 increase in current customer business.  The increase in current customer business is largely due to increased services for one customer and fluctuations in membership for certain customers.

Cost of services:

The Company’s total direct cost of services for the years ended December 31, 2010 and 2009 were approximately $1,165,000 and $1,361,000, respectively.  The Company’s direct cost of services represented approximately 33% of revenues for each of the years ended December 31, 2010 and 2009.  The decrease in the cost of services of approximately $196,000 was primarily due to decreases in personnel costs largely due to employee terminations arising out of Blue Cross Blue Shield of Vermont’s assuming for itself the performance of certain consulting functions that had previously been performed by the Company, decreases in professional costs of approximately $37,000 relating to termination of certain care managements services for one customer and license fees relating to services terminated with another customer, offset by increases of approximately $9,000 in billable travel expenses for one customer.

Operating Cost and Expenses

Selling, general and administrative:

Selling, general and administrative costs for the years ended December 31, 2010 and 2009 were $2,446,000 and $2,440,000, respectively.  The increase in selling, general and administrative costs of approximately $6,000 is largely due to a loss of approximately $224,000 in connection with the entry into the new building lease, increase in travel costs of approximately $10,000, increases of approximately $98,000 in professional costs, largely due to timing of a settlement in 2009 related to a claim for previously expensed legal fees, offset by a loss of approximately $90,000 on certain subleases that occurred in 2009, decreases of approximately $148,000 in facility costs largely due to a new lease, decreases in personnel costs of approximately $50,000, decreases in information and communication costs of approximately $12,000, decreases of approximately $6,000 relating to sale of assets, and decreases of approximately $20,000 in other general and administrative costs.

Depreciation and amortization:

Depreciation and amortization for the year ended December 31, 2010 aggregated $63,000 compared to $65,000 for the year ended December 31, 2009.  The decrease in depreciation and amortization costs is largely due to fully depreciated assets.

Interest expense:

Interest expense for the years ended December 31, 2010 and 2009 was $19,000 and $21,000, respectively.  The decrease in interest expense of approximately $2,000 is largely attributable to decreased interest on equipment capital leases.

Net (loss)/ income:

The Company had net a net loss of ($231,000) for the year ended December 31, 2010, compared to net income of $180,000 for the year ended December 31, 2009.  This decrease in net income reflects loss of revenue due to termination of services for two customers, offset by a decrease in personnel costs due to employee terminations of approximately $168,000.  The Company’s net loss for the twelve month period ended December 31, 2010 includes a loss in connection with the new building lease of approximately $224,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital reserves.

Liquidity, Financial Condition and Going Concern

At December 31, 2010, the Company had cash of approximately $457,000 and working capital of approximately $230,000.  At December 31, 2009, the Company’s cash balance was $510,000 and working capital was approximately $417,000.

Significant Development:

As stated elsewhere in this annual report, as of November 30, 2010, BCBSTX terminated its services agreement with the Company.  The Company recognized approximately $1,835,000 and $1,991,000 of revenues in 2010 and 2009, respectively, from BCBSTX.  The termination of this services arrangement may have a significant impact on the Company's business.  As discussed above, management is currently in discussions with HCSC, BCBSTX’s parent, for other uses of RPNavigator; but HCSC has advised the Company that it must first develop its strategy for these other uses.  Accordingly, at present it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work is also uncertain.   The Company cannot make any assurances that it will enter into a new relationship with HCSC and its subsidiaries.  If the Company does not replace the revenue that will be lost on account of the termination of the BCBSTX Agreement by establishing a new relationship with HCSC and its subsidiaries and/or obtaining other business from its pipeline of other prospective clients, the Company will need to pursue other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic arrangements, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.  The Company does not currently have in place a credit facility with a bank or other financial institution.  The Company is currently in negotiations with third parties for financing to pay its outstanding obligations and fund future operations, as discussed below under “Subsequent Event,” however, the Company cannot make any assurances that it will be able to secure such financing.

At December 31, 2010, the Company had cash of $457,000 as compared to $510,000 as of December 31, 2009.  The decrease in cash was primarily due to net cash used in operating activities of $28,000 and net cash used in financing activities of $25,000.  The net cash used in operating activities was largely due to the write off of the lease security deposit of $167,000 due to the new building lease, non-cash charges of approximately $68,000 relating to depreciation and stock compensation costs, increases in prepaid expenses and other assets of approximately $22,000, a decrease to deferred rent relating to a new building lease of approximately $24,000, increases in account receivable of approximately $18,000, decreases in accounts payable and other accrued expenses of approximately $44,000 and a net operating loss of $231,000 for the year ended December 31, 2010, which includes a loss in connection with the new building lease of approximately $224,000.

The Company had working capital at December 31, 2010 of approximately $230,000 as compared to working capital of approximately $417,000 at December 31, 2009.  The decrease in working capital was primarily due to the write off of the $167,000 security deposit pursuant to the new building lease agreement and loss from operations.

There were no cash flows from investing activity for the year ended December 31, 2010.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at December 31, 2010 and cash flow from operations based on a forecast prepared by management, which took into account executed contracts (including contracts with new customers as well as expanding business with current customers), and a pipeline of prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next 12 months, unless it receives the financing discussed below under “Subsequent Event” or other financing. ...  If the Company is not successful with the measures described above under “Significant Development” or below under “Subsequent Event”, including pursuing other alternatives to enable it to fund continuing operations to the point that net revenues are sufficient to offset expenses, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  No adjustments have been made to the accompanying financial statements with respect to such uncertainty.  The Company has a history of losses and for the 12 months ended December 31, 2010, it had a net loss of $231,000. Additionally, at December 31, 2010, the Company has an accumulated deficit of $24,630,000, stockholders deficit of $39,000 and cash and cash equivalents of $457,000.

Subsequent Event

As previously reported by the Company on the Form 8-K filed on April 15, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with InterComponentWare AG (“ICW AG”) and its subsidiary, InterComponentWare, Inc.(“ICW”) dated April 15, 2011.  The MOU contains both binding and non-binding sections.

A summary of material binding sections is as follows:

The Company will enter into a Professional Services Agreement (“Agreement”) and Statement of Work (“SOW”) to provide two full time equivalent employees to perform care management business process and clinical process consulting services to ICW AG on an as needed basis for the remainder of April 2011, and in the months of May 2011 and June 2011.  The fees to be paid to the Company will be $40,000 due April 18, 2011, $80,000 on May 1, 2011 and $80,000 on June 1, 2011, plus applicable travel expenses.  The Agreement will provide that ICW AG will own all right, title and interest in all work product prepared, created, reduced to practice or developed by or on behalf of the Company or its employees in performing the consulting services under the Agreement, and the Company will assign all right, title and interest to the work product.  Work product will not include anything prepared, created, reduced to practice or developed by or on behalf of the Company or its employees, alone or jointly with ICW AG personnel or other persons that relates to the Company’s RPNavigator software. Upon mutual agreement of the parties, additional due diligence by ICW AG relating to the Company, and contingent upon the execution of a contract for RPNavigator by Geisinger Health Plan by June 30, 2011, the Agreement may be extended for an additional term of three months at the same rates and capacity as described above.

ICW AG will purchase a license to the Company’s Care Management Specifications (“Specifications”) and 12 of the Company’s Care Management Plans under a worldwide perpetual, royalty free license for a payment of $175,000, plus annual maintenance fees to update the Care Management Plans.  Of the $175,000, ICW AG will pay $125,000 upon the execution of the MOU and receipt of the Specifications and the remaining payment of $50,000 will be paid 30 days from the execution of the MOU and receipt of the 12 Care Management Plans.  The remaining terms will be defined in a separate license agreement.

The Company and ICW will enter into a Reseller Agreement to allow ICW to resell RPNavigator software.  The Reseller Agreement will provide for a source code escrow, pursuant to which the Company will deposit with an intellectual property management company, at ICW’s expense,  the latest version of the Company’s source code, its documentation and related materials for the RPNavigator software.  The source code may be released to ICW in the event the Company (i) files a petition for bankruptcy, (ii) is forced into an involuntary bankruptcy, (iii) is acquired by another company, (iv) the Company ceases operations, and (v) the Company defaults on a loan from ICW during the period of the loan (as discussed below) (each of the foregoing events is a “Trigger Event”).   Upon the occurrence of a Trigger Event, ICW will have a right to the release of the source code as follows:

•
During the term of the Reseller Agreement and in the absence of any loan agreement entered into between the parties, ICW can receive the source code to install, support, maintain and allow customers to use RPNavigator for any executed license or subscription agreements entered into prior to the date of a Trigger Event or subsequent license or subscription agreements entered into after the Trigger Event with any active prospects that are memorialized in writing by the parties up to the date of the Trigger Event, and ICW will pay a monthly fee per unique member to the Company during the term of any such licenses or subscription agreements; and

•
During the term of any loan agreement between the Company and ICW and thereafter, ICW will have the right to use the source code to install, support, maintain and allow customers to use RPNavigator for any executed license or subscription agreements entered into the date of a Trigger Event or subsequent license or subscription agreements entered into after the Trigger Event with any active prospects that are memorialized in writing by the parties up to the date of the Trigger Event, and no additional payments to the Company will be required to be made.

A summary of the material non-binding sections of the MOU are as follows:

ICW AG will consider a loan to the Company for up to $700,000 for a period of 24 months, subject to the results of the SOW deliveries under the Agreement, market conditions and final approval of the supervisory board of ICW AG.  The current discussion between the parties has included (i) monthly repayments beginning 13 months after the date of the loan, to be paid in 12 monthly installments of principal and interest through the 24 th  month, with interest beginning to accrue on the first day at a rate of prime plus one percent (1%), and (ii) warrants for no consideration to acquire at least 10% of the outstanding shares of the Company at the time of the loan.

If a loan agreement is entered into between the parties, and a Trigger Event occurs during the loan period, ICW AG will have the following options with the respect to the RPNavigator source code: (i) exercise its rights under the escrow agreement discussed above, or (ii) in lieu of exercising its rights under the escrow agreement, pay the Company the sum of the difference between $1.5 million and the sum of all amounts paid or loaned to the Company during the SOW period or the loan period in exchange for a copy of the source code for RPNavigator and the remainder of the Company’s Care Management Plans that were not previously licensed to ICW AG.  Under the second option, ICW AG will have global, unlimited, nonexclusive rights to sell, license, distribute, maintain, modify, enhance and use the software, and the loan indebtedness will be cancelled.

The parties expect to begin negotiating the definitive Agreement and Reseller Agreement over the next few weeks.In the event the Company receives the financing from ICW AG described above, management expects that the Company’s liquidity and financial condition will greatly improve.  However, no assurance can be given that the Company will be able to secure such financing or, even it it does, that the Company will achieve the results anticipated by management.  Further, if the Company cannot secure such financing, as stated above “Significant Development,”  the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.

A copy of the MOU is filed as Exhibit 10.39 to this For 10-K.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provided the information contemplated by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also the acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2010.  Management’s report on the Company’s internal control over financial reporting is included on the page that follows.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, reports on internal control over financial reporting issued by management of "smaller reporting companies", as defined by Exchange Act Rule 12b-2, are exempt from the auditor attestation requirements imposed by Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company is a smaller reporting company. Accordingly, this annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Respectfully,

/s/ Dennis J. Mouras
Dennis J. Mouras,
Chief Executive Officer and
Acting Principal Financial Officer

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s directors, executive officers and control persons as of December 31, 2010 are as follows:
Name	Age	Positions with the Company

David G. Noone (1, 2)	57	Chairman of the Board of Directors

Dennis J. Mouras	54	Chief Executive Officer, President, acting Principal Financial Officer, and Director

David J. McDonnell (1,2)	68	Director

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

The following sets forth certain information with respect to each director and executive officer of the Company as of December 31, 2010:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.  Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal year ended December 31, 2010, its executive officers, directors and ten percent (10%) beneficial owners complied with all the Section 16(a) filing requirements.

Code of Ethics

During the past several years, the Company’s resources and operations were substantially curtailed. The Company currently has approximately 10 full-time employees, of which only one is a principal executive and financial officer, and has reduced its overhead expenses in order to operate within the constraints of its limited revenues.  Because of the small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers.  We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our chief executive officer, who is also currently acting as our principal financial officer.   The Board of Directors and management have unequivocally set the tone for integrity and credibility in all aspects of the Company’s operations.  In view of the Company’s very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary.   Our Board of Directors periodically revisits this issue to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total remuneration for services in all capacities awarded to, earned by, or paid to our Chief Executive Officer and President (the “named executive officer”) for each of the last two completed fiscal years.  No other person who served as an executive officer during 2010 earned total compensation in excess of $100,000 for 2010 (or would have earned in excess of such amount had they been an executive officer as of December 31, 2010).  The Company does not maintain any nonequity incentive compensation plans or nonqualified deferred compensation plans.

Summary Compensation Table
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option awards ($)(2)	All other Compensation ($)(3)	Total ($)
Dennis J. Mouras	2010	400,000	-	-	-	68,779	468,779
Chief Executive Officer	2009	400,000	-	-	-	68,779	468,779
& President (1)

(1)	Mr. Mouras also serves on the Board of Directors but receives no separate remuneration for such service.
(2)
The Company calculates the value of equity awards using the provisions of ASC Topic 718, “Share Based Payment’.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.

(3)
Includes Company matching contributions to a 401(k) profit sharing/savings plan in the amount of $7,350 for both 2010 and 2009, $ 649 for both 2010 and 2009 related to imputed income for premiums paid for group term life insurance coverage and $60,780 for both 2010 and 2009 for commuting allowances plus federal and state tax gross-ups therefor.

Mouras Employment Agreement

On October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Employment Agreement”), the current Chief Executive Officer and President for a one-year term, which renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date.  Under the Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, (c) other benefits, including participating in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees.  The Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment.  The Company amended the Employment Agreement (i) on October 30, 2002, to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination without cause;  (ii) on November 11, 2005, to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month, grossed-up in each case for federal and state income tax liability;  and (iii) on November 20, 2007, to increase the annual salary payable to Mr. Mouras to $400,000 per year, effective as of the date of the amendment.

Stock Option Plan

The Company’s Restated and Amended Stock Option Plan for key employees was adopted on June 6, 1996 and was approved by the Company’s stockholders.  This plan terminated pursuant to its terms on June 6, 2006.  At December 31, 2010, the named executive officer did not hold any outstanding stock options or other equity awards.

Benefits Upon Termination of Employment

Mr. Mouras’ amended Employment Agreement provides for a severance payment by the Company of 12-months salary in the event his employment is terminated by the Company without cause.  This severance benefit would be paid out over 12 months.  As of December 31, 2010, the total amount of severance benefits that could be paid to Mr. Mouras upon a termination of employment is $400,000.

 401(k) Plan

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan.  Pursuant to the plan, the Company provides a 50% matching contribution of the first 6% of each participant’s contribution.  All contributions by the Company must comply with the federal pension laws’ non-discrimination requirements and the terms of the plan.

COMPENSATION OF DIRECTORS

The following table provides information about compensation paid to or earned by the Company’s Directors during 2010 who were not named executive officers.  Mr. Mouras does not receive director compensation.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)
David J. McDonnell	$4,800	-	$1,509	$6,309
David G. Noone	$4,800	-	$247	$5,047

(1)
The Company calculates the value of equity awards using the provisions of ASC Topic 718, “Share Based Payment”.  See Note B to the audited consolidated financial statements presented elsewhere in this annual report regarding assumptions underlying valuation of equity awards.  At December 31, 2010, Mr. Noone held options outstanding to purchase 1,250,000 shares of Common Stock.

(2)	Amount reflects reimbursement for out-of-pocket expenses associated with attending meetings of the Board of Directors.

Directors’ Fees

Directors who are not officers of the Company are paid $1,200 for each meeting of the Board of Directors that they attend.  Directors are also reimbursed for their reasonable out-of-pocket expenses for each attended meeting of the Board or any committee thereof.  The Board held four meetings during 2010.

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

The following table sets forth as of March 9, 2011 certain information regarding the beneficial ownership of the Company’s Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) the named executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Beneficial Ownership of Common Stock by
Certain Stockholders and Management
	Number of Shares
Name of Beneficial Owner	Beneficially Owned (1)	Percent of Ownership (2)

Principal Holders:

Credit Suisse Asset Management, LLC (3) (5)	7,536,204	5.19%
George Neidich (4) (9)	21,777,777	14.99%

Directors and Executive Officers

David J. McDonnell (6) (9)	22,150,000	15.12%
David G. Noone (7) (9)	24,150,000	16.49%
Dennis J. Mouras (8) (9)	29,500,100	20.31%

All directors and executive officers as a group (3 persons) (9)	75,800,100	51.30%

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

(3)  The principal business address of Credit Suisse Asset Management, LLC, is 466 Lexington Avenue, New York, New York 10017.

(4)  The principal business address of George Neidich, is 1600 Tysons Boulevard, 8th Floor, McLean, Virginia 22102.

(5)  Information based on Schedule 13G filed by Credit Suisse Asset Management, LLC on December 22, 2004, with the Securities and Exchange Commission (“SEC”).

(6)  The business address of Mr. McDonnell, a director of the Company, is 301 Aqua Court, Naples, Florida 34102.

(7)  The business address of Mr. Noone, a director of the Company, is 34 Sunset Hill Road, Redding, Connecticut, 06896.

(8)  The business address of Mr. Mouras, Chief Executive Officer and director, is 485-A Route 1 South, Iselin, New Jersey 08830.

(9) 41,667 shares of Mr. Neidich’s Common Stock, 1,250,000 shares of Mr. Noone’s Common Stock, and 1,250,000 shares of the Common Stock owned by all directors and executive officers as a group are issuable upon the exercise of stock options to purchase shares of Common Stock that were exercisable on February 22, 2011 or that will become exercisable within 60 days of such date.

Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010:
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of, outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	9,471,667	$0.013	-
Equity compensation plans not approved by security holders	-	$-	-
Total	9,471,667	$0.013	-

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Additionally, during the years ended December 31, 2010 and December 31, 2009, the Company paid legal fees in the amount of $138,000 to George Neidich, the Company’s general counsel and the beneficial owner of 14.99% and 15.21%, respectively, of the Company’s issued and outstanding shares of Common Stock.

Director Independence

The Company’s Board of Directors has determined that David G. Noone and David J. McDonnell are “independent directors” as defined in NASDAQ Marketplace Rule 5605(2) (formerly Rule 4200(a)(15)).

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows the fees billed to the Company for the audit and other services provided by the Company’s principal accountant, EisnerAmper LLP, in 2010 and 2009:
Services Performed	2010	2009

Audit Fees (1)	$100,000	$97,600
Audit-Related Fees	-	-
Tax Fees (2)	51,280	15,200
All Other Fees	-	-
Total Fees	$151,280	$112,800

(1)           Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the financial statements included in the Company’s 10-K and 10-Q filings, and services that are normally provided in connections with statutory and regulatory filings or engagements.

(2)           Tax fees are fees for professional services performed by EisnerAmper LLP with respect to tax compliance, tax preparation, tax advice and tax planning in 2010 and 2009 and fees for professional services rendered in connection with the filing of prior year amended returns.

 Pre-Approval of Audit and Non-Audit Services

The Audit Committee currently pre-approves all services provided by our independent registered public accounting firm. All of the above fees for 2010 and 2009 were pre-approved by the audit committee.  No fees in 2010 or 2009 were paid to the independent registered public account firm pursuant to the “de minimis” exception to the foregoing pre-approval policy.

The Audit Committee has considered the nature and amount of fees billed by EisnerAmper LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining EisnerAmper LLP’s independence.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operation — Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows — Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

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

CareAdvantage, Inc.
(Registrant)

Date: April 20, 2011	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 20, 2011	By:	/s/ Dennis J. Mouras
Dennis J. Mouras, Chief Executive Officer, Director and acting Principal Financial Officer and Accounting Officer

Date: April 20, 2011	By:	/s/ David J. McDonnell
David J. McDonnell, Director

Date: April 20, 2011	By:	/s/ David G. Noone
David G. Noone, Director

CAREADVANTAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CareAdvantage, Inc.

We have audited the accompanying consolidated balance sheets of CareAdvantage, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' (deficit)/equity and consolidated cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareAdvantage, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has had recurring losses from operations, has a capital deficit at December 31, 2010 and has lost a major customer.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper, LLP

Edison, New Jersey
April 19, 2011

CareAdvantage, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$457,000	$510,000
Accounts receivable	125,000	143,000
Prepaid expenses and other current assets	86,000	108,000
Security deposits	-	167,000
Total current assets	668,000	928,000

Property and equipment, at cost, net of accumulated depreciation	47,000	108,000
Intangible assets, net of accumulated amortization	-	2,000

Total Assets	$715,000	$1,038,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$70,000	$82,000
Accrued compensation and related benefits	64,000	81,000
Accrued professional fees	50,000	65,000
Other current liabilities	1,000	1,000
Deferred revenue	227,000	231,000
Capital lease obligation – current	26,000	51,000
Total current liabilities	438,000	511,000

Long Term Liabilities:
Capital Lease Obligation - Long Term	-	23,000
Deferred rent	316,000	340,000
Total long term liabilities	316,000	363,000

Total Liabilities	754,000	874,000

Commitments and contingencies (Note H)

Stockholders’ (deficit)/equity:
Preferred stock - par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock - par value $.001 per share, authorized 200,000,000 shares; issued 145,250,442 issued and outstanding at December 31, 2010 and 142,554,442 shares issued and outstanding at December 31, 2009	145,000	143,000
Additional paid in capital	24, 446,000	24, 420,000
Accumulated deficit	(24, 630,000)	(24, 399,000)
Total stockholders’ (deficit)/equity	(39,000)	164,000

Total Liabilities and Stockholders’ (Deficit)/Equity	$715,000	$1,038,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Operations
	Year Ended
	December 31,
	2010	2009
License fees and service revenue	$3,470,000	$4,069,000
Cost of services	1,165,000	1,361,000

Gross profit	2,305,000	2,708,000

Operating expenses:
Selling, general and administrative	2,446,000	2,440,000
Depreciation and amortization	63,000	65,000
Total operating expenses	2,509,000	2,505,000

Operating (loss)/income	(204,000)	203,000

Interest expense	(19,000)	(21,000)

(Loss)/income before provision for income taxes	(223,000)	182,000

Provision for income taxes	8,000	2,000

Net (loss)/income	$(231,000)	$180,000

Net (loss)/income per share of common stock -

Basic and diluted	$(.00)	$.00

Weighted average number of common shares outstanding -

Basic and diluted	144,806,000	87,431,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit)/Equity

	Common Stock				Treasury Stock
	Number of Shares	Par Value Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Par Value Amount	Total Stockholder’s (Deficit)/Equity
Balance as of January 1, 2009	115,534,262	$115,000	$24,138,000	$(24,370,000)	$(53,394,820)	$(262,000)	$(379,000)
Stock grants	200,000	1,000					1,000
Stock purchase	80,000,000	80,000	320,000				400,000
Direct costs related to stock purchase			(48,000)				(48,000)
Retirement of treasury stock	(53,394,820)	(53,000)		(209,000)	53,394,820	262,000	-
Exercise of stock options	215,000		2,000				2,000
Stock-based compensation			8,000				8,000
Net income for the year ended December 31, 2009				180,000			180,000
Balance as of January 1, 2010	142,554,442	$143,000	$24,420,000	$(24,399,000)	$0	$0	$164,000
Stock based compensation			5,000				5,000
Exercise of stock options	2,696,000	2,000	21,000				23,000
Net loss for the year ended December 31, 2009				(231,000)			(231,000)

Balance as of December 31, 2010	145,250,442	$145,000	$24,446,000	$(24,630,000)	$0	$0	$(39,000)

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(231,000)	$180,000
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

Depreciation and amortization	63,000	65,000
Stock based compensation	5,000	9,000
Write off of security deposit	167,000	-
Loss on sublease	-	90,000
Gain on settlement of accounts payable	-	(120,000)
Changes in:
Accounts receivable	18,000	96,000
Prepaid expenses and other assets	22,000	(6,000)
Accounts payable	(12,000)	(252,000)
Accrued expenses and other liabilities	(32,000)	23,000
Deferred revenue	(4,000)	198,000
Deferred rent and other liabilities	(24,000)	(154,000)

Net cash (used in)/provided by operating activities	(28,000)	129,000

Cash flows from investing activity:
Capital Expenditures	-	(1,000)

Net cash used in investing activities	-	(1,000)

Cash flows from financing activity:
Net proceeds from sale of common stock	-	352,000
Proceeds from exercise of stock options, net of costs	23,000	2,000
Repayment of capital leases	(48,000)	(60,000)

Net cash (used in)/provided by financing activities	(25,000)	294,000

Net (decrease)/increase in cash and cash equivalents	(53,000)	422,000
Cash and cash equivalents - beginning of year	510,000	88,000

Cash and cash equivalents - end of year	$457,000	$510,000

Supplemental disclosures of cash flow information:

Income taxes paid	$8,000	$2,000
Interest paid	$19,000	$21,000

See notes to consolidated financial statements

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BUSINESS AND BASIS OF PRESENTATION

[1]	Business:

CareAdvantage, Inc. (the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

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

[2]	Basis of Presentation and Going Concern:

The financial statements have been prepared and presented assuming the Company will continue as a going concern. For the years ended December 31, 2010 and 2009, the Company incurred net (loss)/income of ($231,000) and $180,000, respectively, and it has an accumulated deficit as of December 31, 2010 of $24,630,000. Additionally, the Company had $457,000 of cash and cash equivalents at December 31, 2010, compared to $510,000 at December 31, 2010, and working capital of approximately $230,000 and a capital deficit of $39,000 at December 31, 2010, compared to working capital of approximately $417,000 and a stockholders’ equity of $164,000 at December 31, 2009. The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash at hand at December 31, 2010 and a forecast prepared by management, which takes into account executed contracts and a pipeline of new buisness from existing and prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next twelve months unless the Company obtains the proposed financing discussed in Note [A][5] below or other financing. These factors, combined with the notice of termination of the BCBSTX Agreement discussed in Note [A][3] below, raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects. If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has reclassified certain 2009 balances to conform to the current period presentation.

[3]	Termination of Blue Cross and Blue Shield of Texas Agreement:

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010. In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care). An officer o fHCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives. Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work. The Company recognized approximately $1,835,000 and $1,991,000 of revenues in 2010 and 2009, respectively, from BCBSTX.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

[4]	Recent Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables. This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption. The accounting guidance was effective for fiscal years beginning on or after June 15, 2010, but early adoption was allowed. The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

[5]	Subsequent Event - Unaudited:

On April 15, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with InterComponentWare AG (“ICW AG”) and its subsidiary, InterComponentWare, Inc.(“ICW”) dated April 15, 2011. The MOU contains both binding and non-binding sections.

A summary of material binding sections is as follows:

The Company will enter into a Professional Services Agreement (“Agreement”) and Statement of Work (“SOW”) to provide two full time equivalent employees to perform care management business process and clinical process consulting services to ICW AG on an as needed basis for the remainder of April 2011, and in the months of May 2011 and June 2011. The fees to be paid to the Company will be $40,000 due April 18, 2011, $80,000 on May 1, 2011 and $80,000 on June 1, 2011, plus applicable travel expenses. Upon mutual agreement of the parties, additional due diligence by ICW AG relating to the Company, and contingent upon the execution of a contract for RPNavigator by Geisinger Health Plan by June 30, 2011, the Agreement may be extended for an additional term of three months at the same rates and capacity as described above.

ICW AG will purchase a license to the Company’s Care Management Specifications (“Specifications”) and 12 of the Company’s Care Management Plans under a worldwide perpetual, royalty free license for a payment of $175,000, plus annual maintenance fees to update the Care Management Plans. Of the $175,000, ICW AG will pay $125,000 upon the execution of the MOU and receipt of the Specifications and the remaining payment of $50,000 will be paid 30 days from the execution of the MOU and receipt of the 12 Care Management Plans. The remaining terms will be defined in a separate license agreement.

The Company and ICW will enter into a Reseller Agreement to allow ICW to resell RPNavigator software. The Reseller Agreement will provide for a source code escrow, pursuant to which the Company will deposit with an intellectual property management company, at ICW’s expense, the latest version of the Company’s source code, its documentation and related materials for the RPNavigator software. The source code may be released to ICW in the event the Company (i) files a petition for bankruptcy, (ii) is forced into an involuntary bankruptcy, (iii) is acquired by another company, (iv) the Company ceases operations, and (v) the Company defaults on a loan from ICW during the period of the loan (as discussed below) (each of the foregoing events is a “Trigger Event”). Upon the occurrence of a Trigger Event, ICW will have a right to the release of the source code as follows:

•
During the term of the Reseller Agreement and in the absence of any loan agreement entered into between the parties, ICW can receive the source code to install, support, maintain and allow customers to use RPNavigator for any executed license or subscription agreements entered into prior to the date of a Trigger Event or subsequent license or subscription agreements entered into after the Trigger Event with any active prospects that are memorialized in writing by the parties up to the date of the Trigger Event, and ICW will pay a monthly fee per unique member to the Company during the term of any such licenses or subscription agreements; and

•
During the term of any loan agreement between the Company and ICW and thereafter, ICW will have the right to use the source code to install, support, maintain and allow customers to use RPNavigator for any executed license or subscription agreements entered into the date of a Trigger Event or subsequent license or subscription agreements entered into after the Trigger Event with any active prospects that are memorialized in writing by the parties up to the date of the Trigger Event, and no additional payments to the Company will be required to be made.

A summary of the material non-binding sections of the MOU are as follows:

ICW AG will consider a loan to the Company for up to $700,000 for a period of 24 months, subject to the results of the SOW deliveries under the Agreement, market conditions and final approval of the supervisory board of ICW AG. The current discussion between the parties has included (i) monthly repayments beginning 13 months after the date of the loan, to be paid in 12 monthly installments of principal and interest through the 24 th month, with interest beginning to accrue on the first day at a rate of prime plus one percent (1%), and (ii) warrants for no consideration to acquire at least 10% of the outstanding shares of the Company at the time of the loan.

If a loan agreement is entered into between the parties, and a Trigger Event occurs during the loan period, ICW AG will have the following options with the respect to the RPNavigator source code: (i) exercise its rights under the escrow agreement discussed above, or (ii) in lieu of exercising its rights under the escrow agreement, pay the Company the sum of the difference between $1.5 million and the sum of all amounts paid or loaned to the Company during the SOW period or the loan period in exchange for a copy of the source code for RPNavigator and the remainder of the Company’s Care Management Plans that were not previously licensed to ICW AG. Under the second option, ICW AG will have global, unlimited, nonexclusive rights to sell, license, distribute, maintain, modify, enhance and use the software, and the loan indebtedness will be cancelled.

The parties expect to begin negotiating the definitive Agreement and Reseller Agreement over the next few weeks.

No assurance can be given that the Company will be able to secure the financing from ICW AG or, even it it does, that the Company’s ability to continue as a going concern will improve.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, CAHS and CAHS’s wholly owned subsidiary, CHCM. Intercompany accounts and transactions have been eliminated in consolidation.

[2]	Revenue recognition:

With respect to RPNavigator license fees, most of the Company’s customers licensing RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly fee or annual fee, a per member per month fee, or a combination of both. The Company earns the revenue from licensing and consulting services on a monthly basis and recognizes revenue from both services on a monthly basis at either a fixed monthly fee, a per member per month fee or a combination of both. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

[3]	Depreciation and amortization:

Depreciation is computed by the straight-line method, over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease or the estimated useful life, whichever is shorter. Amortization of assets recorded under a capital lease is computed using the straight-line method and is included in depreciation expense. (See Note D)
Intangible assets, principally software development costs, are amortized over the expected useful lives of five to seven years on the straight-line method (see Note C). Amortization expense was $2,000 for both years ended December 31, 2010 and 2009.

[4]	Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock. Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of diluted income or loss because they had an anti-dilutive impact is as follows:
	December 31,
	2010	2009
Total Potential Dilutive shares	9,472,000	12,187,000

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]	Concentration of credit risk/Fair value of financial instruments:

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

Two customers, BCBS organizations, accounted for approximately 53% and 18%, respectively, of license fees and service revenue for the year ended December 31, 2010 and approximately 0% and 81% of accounts receivable, respectively. The same two customers accounted for approximately 49% and 24%, respectively, of license fees and service revenue for the year ended December 31, 2009.

[10]	Stock-based compensation:

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

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C – INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Trademark	$3,000	$3,000
Software development cost	304,000	304,000
	307,000	307,000

Less accumulated amortization	(307,000)	(305,000)
	$-	$2,000

[1]	Trademark:

The trademark fees of $3,000 are associated with RPNavigator.

[2]	Software development costs:

Software development costs are capitalized beginning when project technological feasibility is established and concluding when the product is ready for release.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Computer equipment	$717,000	$717,000
Furniture and fixtures	1,000	1,000
Office machines and telephone equipment	64,000	64,000
Leasehold improvements	2,000	2,000
	784,000	784,000

Less accumulated depreciation and amortization	(737,000)	(676,000)
	$47,000	$108,000

Property and equipment, principally computer equipment costs, are depreciated over the expected useful lives of three to five years on the straight-line method. Depreciation expense was $61,000 and $63,000 for years ended December 31, 2010 and 2009, respectively. The above includes capital lease equipment with a net book value of approximately $47,000 and $104,000 at December 31, 2010 and 2009, respectively.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE E – CAPITAL LEASES

Future payments as of December 31, 2010 on the capital lease equipment are as follows:

Year	Lease
Ending December 31,	Obligation
2011	40,000
40,000
Less: amounts representing interest	14,000

Present value of minimum lease payments	26,000

Less: current portion of capital lease obligation	26,000

Long term portion of capital lease obligation	$-

NOTE F – STOCKHOLDERS’ EQUITY

[1]	Preferred stock:

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

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

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

The number of shares available for issuance upon exercise of outstanding options as of December 31, 2010 is 8,322,000 shares of Common Stock under the Plan and 1,150,000 shares of Common Stock under the Director Plan.

The following table summarizes information about stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.008	1,558,000	3.63		1,558,000
$.010	2,324,000	4.06		2,324,000
$.015	5,590,000	5.38		5,590,000
	9,472,000		$0.013	9,472,000	$0.013

For the year ended December 31, 2010, the Company included approximately $5,000 of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statement of operations. For the year ended December 31, 2009, the Company included approximately $9,000 of equity-based compensation in the statement of operations.

FASB ASC Topic 718 requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the twelve months ended December 31, 2010 and 2009.

As of December 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statments

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the activity of the Company’s stock options for the years ended December 31, 2010 and December 31, 2009:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option:
Outstanding at December 31, 2008	12,766,000	$0.013
Granted	-	$
Exercised	(215,000)	$0.010
Canceled or expired	(364,000)	$0.031
Outstanding as of December 31, 2009	12,187,000	$0.012
Exercised	(2,696,000)	$0.011
Canceled or expired	(19,000)	$0.010
Outstanding as of December 31, 2010	9,472,000	$0.013	4.77	$-

Exercisable at December 31, 2010	9,472,000	$0.013	4.77	$-
Expected to vest after December 31, 2010	-

During the year ended December 31, 2010, the exercise of certain stock options resulted in the issuance of 2,097,000 shares of common stock for proceeds of $23,000. The intrinsic value of the options exercised for the year ended December 31, 2010 was $0.

For the purposes of determining estimated fair value under ASC Topic 718, the Company has computed the fair values of all share-based compensation using the Black-Scholes option pricing mode. The Company calculated expected volatility based on the Company’s historical stock volatility. There were no options granted during the years ended December 31, 2010 and 2009.

Under ASC Topic 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which the actual forfeitures differ, or are expected to differ, from the previous estimate.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statments

NOTE G – INCOME TAX

On January 1, 2007, the Company adopted ASC Topic 740, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with ASC Topic 740 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC Topic 740 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2010 and 2009. We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. Generally, our federal, state and local jurisdiction income tax returns for 2006 through 2009 remain subject to examination by various tax authorities.

Under the asset and liability method used by the Company as outlined in ASC Topic 740, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2010 are as follows:
	December 31,
Noncurrent portion of deferred tax assets/(liabilities):	2010	2009
Net operating loss carryforwards	$5,002,000	$5,865,000
Deferred rent	123,000	133,000
Tax/ book basis of fixed assets	307,000	316,000
Intangibles	8,000	11,000
Stock based compensation	96,000	94,000
Alternative minimum tax credit	55,000	55,000
Deferred tax assets	5,591,000	6,474,000
Valuation allowance	(5,591,000)	(6,474,000)
	$0	$0

The Company’s deferred tax asset has been fully reserved, as its future realization cannot be determined. The Company has net federal operating loss carryforwards of approximately $13,668,000 at December 31, 2010, expiring through 2030. Pursuant to Section 382 of the Internal Revenue Code, the carryforwards are subject to limitations on annual utilization based upon an ownership change that took place during 1996 and 2004. It is possible that the amount of the carryforward and its annual utilization may be reduced upon examination by the Internal Revenue Service. The valuation allowance on the Company’s deferred tax asset decreased approximately $883,000 for the year ended December 31, 2010 and decreased approximately $2,307,000 for the year ended December 31, 2009, respectively. The Company’s deferred tax asset was reduced due to the expiration of its net federal operating loss carryforward applicable to 1995. The Company has provided 100% valuation allowance since it is more likely than not that the Company will not utilize its NOL’s prior to their expiration. The Company incurred state income tax of approximately $8,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE G - INCOME TAX (CONTINUED)

The difference between the federal statutory rate and the Company’s effective tax rate is as follows:
	Year Ended
	December 31,
	2010	2009
Income tax (benefit)/expense at federal statutory rate	$(76,000)	$62,000
Permanent differences	2,000	1,000
Change in valuation allowance	(883,000)	(2,307,000)
Tax effect of expired net operating loss carryforwards	964,000	2,243,000
State taxes, net of federal benefit	(11,000)	9,000
Other	12,000	(6,000)
	$8,000	$2,000

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Contingencies:

A legal action pending in Superior Court of New Jersey was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories. In October 2005, the court dismissed the claim under all theories except express contract. The Company believes that the plaintiff’s claim is without merit and is contesting the matter vigorously. Moreover, the Company filed a counterclaim for damages against the plaintiff claiming the former employee induced another employee to quit employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against the plaintiff and a limited liability company of which the plaintiff is a member, claiming the plaintiff misappropriated and used certain Company property. This matter is presently being tried before a chancery judge; the evidentiary portion of the trial concluded in fall 2010; and the attorneys are scheduled to appear before the court in May 2011 to argue proposed findings of fact and conclusions of law.

[2]	Operating leases:

The Company’s current lease for the office space, which became effective April 15, 2010 expires in July 31, 2016. Minimum annual lease payments for office space for future years ending December 31 are as follows:
Year	Lease
Ending	Obligation
2011	158,000
2012	173,000
2013	173,000
2014	173,000
2015	173,000
2016	95,000
$945,000

Rent expense was $192,000 and $426,000 for each of the years ended December 31, 2010 and 2009, respectively.

 On January 10, 2005, the Company, through CAHS, entered into a Second Amendment to Lease Agreement commencing January 1, 2005, which amended its original lease, to provide for the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses, and to provide the landlord with the option to recapture up to 50% of the leased premises at any time. (The landlord was granted the recapture option because when the Company ceased providing services to Horizon BCBSNJ, the Company no longer needed this space.) The expiration date of the lease, March 31, 2011, remained unchanged by this Second Amendment.

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

As of March 26, 2008, the Company and landlord entered into a Third Amendment of Lease which provided that the reduction in base rent and the waiver of escalations based on increases in real estate taxes and operating expenses shall be deemed to be amortized on a straight line basis over the period commencing January 1, 2005 and ending March 31, 2011.

Effective May 1, 2009 and September 1, 2009, the Company signed sublease agreements with the same subtenant (the “Subtenant”)for approximately 3,700 and 600 square feet, respectively, of its office space which called for monthly rental payments of approximately $7,000 and $1,200, respectively, to the Company from the Subtenant. The term of the subleases ran 23 and 19 months, respectively, through March 31, 2011. The sublease income did not cover the costs of the primary lease for the related space. Consequently, in accordance with the accounting guidance, during the year ended December 31, 2009, the Company recognized a combined loss of approximately $90,000, which was included in selling, general and administrative expense. The subleases were terminated in connection with the entry by the Company into a new lease with the landlord, discussed below.

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

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

As a result of the New Lease, during the year ended December 31, 2010, the Company recorded a loss of approximately $224,000, which included the forfeiture of the security deposit under the existing lease as described above.

At December 31, 2010, the Company had deferred rent of approximately $316,000, representing the difference between the negotiated lease payment obligation and the rent expense on a straight-line basis over the term of the lease.

[3]	Financing:

The Company entered into a finance agreement with Somerset Leasing Corporation to pay for an initial non-refundable fee plus an annual support fee for a software license agreement with Informatica Corporation. Under the finance agreement terms, monthly payments of $4,030 are to be made for a period of 36 months starting February 1, 2011. The following is a schedule of future payments as per terms of the finance agreement:

Year	Note
Ending	Payments
2011	44,000
2012	48,000
2013	48,000
2014	4,000
$144,000

[4]	Employee benefit plans:

The Company administers a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for a matching contribution by the Company up to a maximum level, which in no case exceeds 3% of the employees’ compensation. Company contributions are fully vested immediately.

The Company’s matching contribution was $39,000 and $47,000 for the years ended December 31, 2010 and 2009, respectively.

[5]	Employee commitment:

On October 25, 2000, the Company entered into an Employment Agreement with Dennis Mouras (the “Employment Agreement”), the current Chief Executive Officer and President for a one-year term, which renews automatically for successive one-year terms unless terminated by either party on at least sixty days notice prior to an anniversary date. Under the Employment Agreement, Mr. Mouras is entitled to (a) an annual salary of $285,000, (b) a grant of incentive stock options on October 26, 2000 pursuant to the Company’s Stock Option Plan for 2,500,000 shares, (c) other benefits, including participating in the Company’s 401(k) plan, life insurance coverage, and medical insurance coverage available to all eligible employees. The Employment Agreement also contains a non-solicitation restriction for one year after Mr. Mouras’ employment. The Company amended the Employment Agreement (i) on October 30, 2002, to increase to one year (from six months) the severance that Mr. Mouras would be entitled to receive upon his termination without cause; (ii) on November 11, 2005, to increase the allowance for commuting paid Mr. Mouras to $3,000 per month from $1,500 per month, grossed-up in each case for federal and state income tax liability; and (iii) on November 20, 2007, to increase the annual salary payable to Mr. Mouras to $400,000 per year, effective as of the date of the amendment.

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

CareAdvantage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

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

10.8	Separation Agreement dated April 20, 1995 between PMDX and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-1, File No. 33-89176).

10.9	Registrant’s 1996 Stock Option Plan (incorporated by reference to the Company's Information Statement dated September 1996).

10.10	Registrant’s 1996 Director Stock Option Plan (incorporated by reference to the Company's Information Statement datedSeptember 1996).

10.11
Option Agreement between CW Ventures and Horizon BCBSNJ (incorporated by reference to Exhibit 5 of Schedule 13(d) ofHorizon BCBSNJ respecting beneficial ownership of Common Stock of the Company dated June 1997).

10.12
Settlement and Release Agreement entered into among Horizon BCBSNJ, the Company, CAHS, and CHCM, EnterpriseHolding Company, Inc. ("EHC") and CW Ventures (incorporated by reference to Exhibit 10(a) filed with the Company’s Form 10-QSB for the quarter ended July 31, 1998).

10.13
Employment Agreement, effective as of April 19, 1999, between Dennis M. Mouras, and the Company, (incorporated byreference to Exhibit 10.40 filed with the Company’s Form 10KSB for the year ended December 31, 1999).

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

10.36
Amended and Restated Services and License Agreement between the Company and Blue Cross Blue Shield of Vermont made as of January 1,2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.37
Letter Agreement between the Company and Blue Cross Blue Shield of Vermont made as of December 31, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.38	Letter dated August 30, 2010, from Blue Cross and Blue Shield of Texas (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2010).

10.39
Memorandum of Understanding (“MOU”) between the Company, InterComponentWare AG and its subsidiary, InterComponentWare, Inc. dated April 15, 2011. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).*

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