Form 10-Q
period 2011-03-31
CAREADVANTAGE INC
filed 2011-05-16
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock outstanding as of April 25, 2011: 145,250,442.

INDEX

Part I – Financial Information

Item 1.		Financial Statements	2

	•	Condensed Consolidated Balance Sheets –
		March 31, 2011 (Unaudited) and December 31, 2010	2

	•	Condensed Consolidated Statements of Operations –
		Three months ended March 31, 2011 and March 31, 2010 (Unaudited)	3

	•	Condensed Consolidated Statements of Cash Flows –
		Three months ended March 31, 2011 and March 31, 2010 (Unaudited)	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.		Controls and Procedures	13

Part II – Other Information

Item 1.		Legal Proceedings	14

Item 1A.		Risk Factors	14

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.		Defaults Upon Senior Securities	14

Item 4.		(REMOVED AND RESERVED)	14

Item 5.		Other Information	14

Item 6.		Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$160,000	$457,000
Accounts receivable	114,000	125,000
Prepaid expenses and other assets	118,000	86,000

Total current assets	392,000	668,000

Property and equipment, at cost net of accumulated depreciation	33,000	47,000
Other assets	75,000	-

Total Assets	$500,000	$715,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$93,000	$70,000
Accrued compensation and related benefits	85,000	64,000
Accrued professional fees	50,000	50,000
Other current liabilities	1,000	1,000
Note payable – current	33,000	-
Deferred revenue	156,000	227,000
Capital lease obligation – current	16,000	26,000

Total current liabilities	434,000	438,000

Long term liabilities:

Note payable – long term	78,000	-
Deferred rent	303,000	316,000

Total long term liabilities	381,000	316,000

Total Liabilities	815,000	754,000

Stockholders' deficit:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; 145,250,442 issued and outstanding at March 31, 2011 and December 31, 2010	145,000	145,000
Additional paid in capital	24,446,000	24,446,000
Accumulated deficit	(24,906,000)	(24,630,000)
Total stockholders' deficit	(315,000)	(39,000)

Total Liabilities and Stockholders' (Deficit)/Equity	$500,000	$715,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

License fees and service revenue	$456,000	$860,000

Costs of services	232,000	348,000

Gross profit	224,000	512,000

Operating expenses:

Selling, general and administrative	478,000	679,000
Depreciation and amortization	14,000	16,000
Total operating expenses	492,000	695,000

Operating loss	(268,000)	(183,000)

Interest expense	8,000	5,000

Loss on building lease	-	(224,000)

Net loss	$(276,000)	$(412,000)

Net loss per share of common stock -
Basic and diluted	$(.00)	$(.00)

Weighted average number of common shares outstanding –

Basic and diluted	145,250,000	143,448,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(276,000)	$(412,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14,000	16,000
Stock based compensation	-	5,000
Loss on building lease – security deposit	-	167,000
Loss on building lease - deferred rent	-	57,000

Changes in:

Deferred revenue	(71,000)	23,000
Accounts receivable	11,000	(56,000)
Prepaid expenses and other assets	(107,000)	33,000
Accounts payable	23,000	53,000
Accrued expenses and other liabilities	21,000	37,000
Deferred rent	(13,000)	(68,000)

Net cash used in operating activities	(398,000)	(145,000)

Cash flows from financing activity:

Proceeds from exercise of stock options, net of costs	-	11,000
Proceeds from note payable	111,000	-
Repayment of capital leases	(10,000)	(14,000)

Net cash provided by/(used in) financing activities	101,000	(3,000)

Net decrease in cash	(297,000)	(148,000)

Cash and cash equivalents - beginning of period	457,000	510,000

Cash and cash equivalents - end of period	$160,000	$362,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business:

[1]	Business:

CareAdvantage, Inc. ( the “Company”) and its direct and indirect subsidiaries, CareAdvantage Health Systems, Inc. (“CAHS”) and Contemporary HealthCare Management, Inc. (“CHCM”), are in the business of providing healthcare consulting services, data warehousing and analytic services designed to enable integrated health care delivery systems, healthcare plans, employee benefit consultants, other care management organizations, self insured employers and unions to reduce the costs, while improving the quality, of medical services provided to the healthcare participants. The services include care management program enhancement services, executive and clinical management services, training programs, risk stratification and predictive modeling. The Company operates in one business segment.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at March 31, 2011 and a forecast prepared by management, which takes into account executed contracts and a pipeline of new business from existing and prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next twelve months unless the Company obtains the proposed financing discussed in Note [A][5] below and/or other financing, and there can be no assurance that the Company will obtain such financing. For the three months ended March 31, 2011, the Company had a net loss of $276,000.  Additionally, at March 31, 2011, the Company has an accumulated deficit of $24,906,000, stockholders deficit of $315,000 and cash and cash equivalents of $160,000.  These factors, combined with the termination of the BCBSTX Agreement as discussed in Note [A][3] below, raise doubt regarding the Company’s ability to continue as a going concern.  If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[3]	Termination of Blue Cross and Blue Shield of Texas Agreement:

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work. The Company recognized approximately $500,000 and $1,835,000 of revenues for the three months ended March 31, 2010 and year ended December 31, 2010, respectively, from BCBSTX.

[4]	Recent Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  The accounting guidance is effective for fiscal years beginning on or after June 15, 2010.   The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

[5]	Subsequent Event:

As previously reported by the Company on the Form 8-K filed on April 15, 2011, on April 15, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with InterComponentWare AG (“ICW AG”) and its subsidiary, InterComponentWare, Inc.(“ICW”) dated April 15, 2011.  The MOU contained both binding and non-binding sections.

A summary of material binding sections was as follows:

The Company will enter into a Professional Services Agreement (“PS Agreement”) and Statement of Work (“SOW”) to provide two full time equivalent employees to perform care management business process and clinical process consulting services to ICW AG on an as needed basis for the remainder of April 2011, and in the months of May 2011 and June 2011.  The fees to be paid to the Company will be $40,000 due April 18, 2011, $80,000 on May 1, 2011 and $80,000 on June 1, 2011, plus applicable travel expenses.  Upon mutual agreement of the parties, additional due diligence by ICW AG relating to the Company, and contingent upon the execution of a contract for RPNavigator by Geisinger Health Plan by June 30, 2011, the PS Agreement may be extended for an additional term of three months at the same rates and capacity as described above.

ICW AG will purchase a license to the Company’s Care Management Specifications (“Specifications”) and 12 of the Company’s Care Management Plans under a worldwide perpetual, royalty free license for a payment of $175,000, plus annual maintenance fees to update the Care Management Plans.  Of the $175,000, ICW AG paid $125,000 upon the execution of the MOU and receipt of the Specifications and the remaining payment of $50,000 will be paid 30 days from the execution of the MOU and receipt of the 12 Care Management Plans.  The remaining terms will be defined in a separate license agreement.

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

A summary of the material non-binding sections of the MOU were as follows:

ICW AG will consider a loan to the Company for up to $700,000 for a period of 24 months, subject to the results of the SOW deliveries under the Agreement, market conditions and final approval of the supervisory board of ICW AG.  The current discussion between the parties has included (i) monthly repayments beginning 13 months after the date of the loan, to be paid in 12 monthly installments of principal and interest through the 24th month, with interest beginning to accrue on the first day at a rate of prime plus one percent (1%), and (ii) warrants for no consideration to acquire at least 10% of the outstanding shares of the Company at the time of the loan.

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

The parties are in the process of negotiating the definitive Agreement and Reseller Agreement.

On May 10, 2011, the Company received delivery of a License Agreement with ICW AG, effective as of April 21, 2011 (“License Agreement”) for the Specifications and 12 of the Company’s Care Management Plans as described above, and on April 19, 2011, ICW AG paid the Company $165,000—$125,000 for the execution of the MOU and receipt of the Specifications and $40,000 for professional services for the period April 18, 2011 until the end of April under the PS Agreement which, together with the Reseller Agreement, is in the process of being negotiated.  A copy of the License Agreement is filed herewith as Exhibit 10.2.

No assurance can be given that the Company will obtain the loan from ICW AG or, even if it does, that the Company’s ability to continue as a going concern will improve.

Note B—Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock.  Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of basic loss per share because they had an anti-dilutive impact are as follows:

	March 31,
	2011	2010
Total Potential Dilutive Shares	9,472,000	9,472,000

Note C— Stock-Based Compensation:

The Company recognizes stock-based compensation for all equity-based payments, including grants of stock options, in the statements of operations as a compensation expense, based on their fair values at the date of grant. The estimated fair value of options granted under the Company's Employee Stock Option Plan and Director Stock Option Plan are recognized as compensation expense over the option-vesting period; all outstanding stock options are fully exercisable.

For the three months periods ended March 31, 2011 and 2010, the Company included approximately $0 and $5,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative)  in the Company’s statements of operations.  For the quarter ended March 31, 2010, the total equity-based compensation was related to an approximate $5,000 one-time charge for a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

Note D—Contingencies:

Alan Fontes v. CareAdvantage, Inc., pending in Superior Court of New Jersey, Chancery Division, Monmouth County, was commenced in June 2004 by a former employee of the Company seeking compensation under various legal theories.  In October 2005, the court dismissed the claim under all theories except express contract.  The Company believes that Mr. Fontes’s claim is without merit and is contesting the matter vigorously.  Moreover, the Company filed a counterclaim for damages against Mr. Fontes claiming Mr. Fontes induced another employee to quit his employment with the Company and in October 2005, pursuant to court order, amended its counterclaim to seek equitable relief and damages against Mr. Fontes and Integrated eCare Solutions, LLC, claiming Mr. Fontes misappropriated and used certain Company property.  This matter is presently being tried before a chancery judge; the evidentiary portion of the trial concluded in fall 2010; and the attorneys appeared before the court on May 5, 2011 arguing proposed findings of fact and conclusions of law.  The chancery judge is currently considering his decision.

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

Note F—Leased Space:

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company previously maintained its offices in Building C.  The new lease (“New Lease”) was made as of December 28, 2009, and its term commenced on April 15, 2010, the date the landlord delivered the new space to the Company.  The New Lease has a term of seventy-six full calendar months commencing May 1, 2010 (each a “Lease Month”), and a monthly base rent for Lease Months 1 to 12 of $22,512.49, and for Lease Months 13 to 76 of $14,441.00.  (The rent for the partial calendar month of April 2010 is a prorated portion of the base rent for the first Lease Month.)  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for Lease Months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month for the first 12 Lease Months.  The New Lease did not initially provide for a security deposit; however, the Company was required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit.  Finally, the landlord performed, at its expense, certain work in readying the leased premises for the Company’s occupancy.

In connection with entering into the New Lease, the landlord and CAHS, entered into a Surrender Agreement, delivered on January 18, 2010, and made as of December 28, 2009, pursuant to which the landlord agreed to terminate the prior lease with the Company as of March 31, 2010 (or the day before the commencement date of the New Lease, if later) (the “Surrender Date”), which existing lease would have otherwise expired on March 31, 2011.  As of the date the New Lease commenced, the security deposit of $167,027 under the existing lease was forfeited to the landlord.

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

As a result of the New Lease, for the quarter ended March 31, 2010, the Company recorded a loss of approximately $224,000, which included the forfeiture of the security deposit under the existing lease as described above.

At March 31, 2011, the Company had deferred rent of approximately $303,000, representing the difference between the negotiated lease payment obligation and the rent expense on a straight-line basis over the term of the New Lease.

Note G – Note Payable and Prepaid Assets:

The Company entered into a finance agreement with Somerset Leasing Corporation (“SLC”) to pay for an initial non-refundable fee plus an annual support fee for a software license agreement with Informatica Corporation.  Under the finance agreement terms, monthly payments of $4,030 are to be made for a period of 36 months starting February 1, 2011.  The software will be utilized in connection with the Company’s RPNavigator software.  Under the terms of the license agreement, the Company will have to pay Informatica an annual support fee and an “end user license and support services fee” based on covered lives throughout the term of this agreement.

As of March 31, 2011, the Company had approximately $104,000 in prepaid assets relating to the license agreement with Informatica, representing the unamortized portion of the licensed software.  The Company also had the related liability of approximately $111,000 representing the unamortized amount of the note payable to SLC.

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

As part of offering its healthcare consulting services, the Company has developed RightPath® Navigator (“RPNavigator”), a proprietary tool to help its customers better understand and forecast resource consumption, risk, and costs associated with their respective populations. In providing its services, the Company licenses RPNavigator to its customers and provides consulting services in connection with that licensing.  The tool uses 3M’s Clinical Risk Group (“CRGs”), a classification methodology that groups members according to risk related to the individual’s clinical history and demographic information. RPNavigator, offers customers:

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

Management believes that the Company must continue refining its current product offerings in order to continue adding value to existing and potential customers. Management intends to continue to evaluate its product offerings in light of anticipated changes in the health care industry, as well as the availability and timeliness of competent resources.  To further expand its product offerings, the Company may pursue alternative to its internal product and service development efforts by entering into strategic alliances and joint ventures.

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Dennis Mouras, the Company’s Chief Executive Officer, has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work.  The Company recognized approximately $500,000 and $1,835,000 of revenues for the three months ended March 31, 2010 and year ended December 31, 2010, respectively, from BCBSTX.

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and relate to revenue recognition and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  The accounting guidance is effective for fiscal years beginning on or after June 15, 2010.   The adoption of this pronouncement did not have any impact on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three months ended March 31, 2011 with those for the three months ended March 31, 2010.  This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenues:

The Company's total operating revenues for the three-month periods ended March 31, 2011 and March 31, 2010 were approximately $456,000 and $860,000, respectively.  The revenue was generated primarily from license and consulting fees earned during the periods.  The decrease in revenue for the three months ended March 31, 2011 over the same period last year was primarily attributable to a decrease of approximately $500,000 due to termination of services for one customer and one time engagements of approximately $54,000 in 2010 that did not reoccur in 2011, offset by an increase of approximately $150,000 in current customer business largely due to increased services for one customer and fluctuations in membership for certain customers.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended March 31, 2011 and March 31, 2010 was approximately $232,000 and $348,000, respectively.  The decrease in the cost of services for the three-month period ended March 31, 2011 when compared to the first quarter of March 31, 2010 was primarily due to decreases in personnel costs of approximately $96,000 largely on account of severance and bonus payments relating to employee terminations in 2010, decreases of approximately $31,000 relating to license fees for one customer that terminated services with the Company, offset by an increase of approximately $11,000 in billable travel expenses for one customer.

Gross profit:

The Company’s gross profit for the three-month periods ended March 31, 2011 and March 31, 2010 were approximately $224,000 and $512,000, respectively.  The decline in gross profit of approximately $288,000 was primarily attributable to the termination of services by one customer, offset by an increase in current customer business and the decrease in costs of services discussed above.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended March 31, 2011 and March 31, 2010 were approximately $478,000 and $679,000, respectively. The decrease for the three-month period ended March 31, 2011 when compared to the same period last year is primarily attributable to decreases in personnel costs of approximately $43,000, decreases in facility costs of approximately $50,000 largely due to a new lease, decreases in professional costs of approximately $57,000, decreases in travel costs of approximately $4,000, decreases in information and communication costs of approximately $4,000 and decreases in other general and administrative costs of approximately $43,000.

Net loss:

The Company had a net loss of ($276,000) for the three months ended March 31, 2011 compared to a net loss of ($412,000) for the three months ended March 31, 2010.  The $136,000 decrease in net loss is primarily attributable to a one time loss in the amount of $224,000 reported for the three months ended March 31, 2010 in connection with the new building lease, offset by an $85,000 increase in operating loss from ($183,000) for the three months ended March 31, 2010 to ($268,000) for the three months ended March 31, 2011, largely due to the termination of services by one customer.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General:

At March 31, 2011, the Company had negative working capital of approximately $42,000, stockholders deficit of approximately $315,000 and an accumulated deficit of approximately $24,906,000.

Financial Condition:

At March 31, 2011, the Company had cash of $160,000 as compared to $457,000 as of December 31, 2010.  The decrease in cash was primarily due to net cash used in operating activities of $398,000. The net cash used in operating activities was largely a consequence of the net operating loss of $276,000 for the period ended March 31, 2011, a decrease in deferred liabilities of approximately $84,000, non-cash charges of approximately $14,000, decreases in prepaid expenses and other assets of approximately $107,000, decreases in accounts receivable of approximately $11,000, increases in accounts payable of approximately $23,000 and increases in accrued expenses and other liabilities of approximately $21,000.

The Company had negative working capital at March 31, 2011 of approximately $42,000 as compared to working capital of approximately $230,000 at December 31, 2010. The decrease in working capital was primarily due to cash used in operating activities of approximately $398,000, which included an operation loss of approximately $276,000 for the period ended March 31, 2011.

There were no cash flows from investing activity for the three-month period ended March 31, 2011.

Net cash provided by financing activities for the three-month period ended March 31, 2011 was approximately $101,000 related to proceeds from a note payable of approximately $111,000 offset with a payment of $10,000 relating to a security deposit on the new building lease.

During the quarter ended March 31, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

As discussed above under “General Overview,” BCBSTX terminated its services agreement with the Company.  The termination of this services arrangement may have a significant impact on the Company's business.  As discussed above, management is currently in discussions with HCSC, BCBSTX’s parent, for other uses of RPNavigator; but HCSC has advised the Company that it must first develop its strategy for these other uses.  Accordingly, at present it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work is also uncertain.   The Company cannot make any assurances that it will enter into a new relationship with HCSC and its subsidiaries.  If the Company does not replace the revenue that will be lost on account of the termination of the BCBSTX Agreement by establishing a new relationship with HCSC and its subsidiaries and/or obtaining other business from its pipeline of other prospective clients, the Company will need to pursue other alternatives to enable it to fund continuing operations, including, but not limited to, exploring strategic arrangements, which may include a merger, asset sale, joint venture or another comparable transaction, loans, salary deferrals, staff reductions or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms.  The Company does not currently have in place a credit facility with a bank or other financial institution.

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at March 31, 2011 and cash flow from operations based on a forecast prepared by management, which took into account executed contracts (including contracts with new customers as well as expanding business with current customers), and a pipeline of prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next 12 months, unless it receives the proposed financing discussed in Part 1, Item 1, Note [A][5] to the Unaudited Condensed Consolidated Financial Statements included in this filing and/or other financing.  In the event the Company receives the proposed financing, management expects that the Company’s liquidity and financial condition will greatly improve.  However, no assurance can be given that the Company will be able to secure such financing or, even if it does, that the Company will achieve the results anticipated by management.  If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcomes of this uncertainty.

SUBSEQUENT EVENT:

As previously reported by the Company on the Form 8-K filed on April 15, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with InterComponentWare AG (“ICW AG”) and its subsidiary, InterComponentWare, Inc. (“ICW”) dated April 15, 2011.  The MOU contains both binding and non-binding sections.  For a detailed discussion of the terms of the MOU, see Part I, Item 1, Note [A][5] to the Unaudited Condensed Consolidated Financial Statements.

On May 10, 2011, the Company received delivery of a License Agreement with ICW AG, effective as of April 21, 2011 (“License Agreement”) for the Specifications and 12 of the Company’s Care Management Plans as described above, and on April 19, 2011, ICW AG paid the Company $165,000—$125,000 for the execution of the MOU and receipt of the Specifications and $40,000 for professional services for the period April 18, 2011 until the end of April under the PS Agreement which, together with the Reseller Agreement, is in the process of being negotiated.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended March 31, 2011, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2010, the Company commenced an action in United States District Court, District of New Jersey, against Rosario Noto, a former employee of the Company and a member of the counterclaim defendant Integrated eCareSolutions, LLC in Alan Fontes v. CareAdvantage, Inc. (see Part I, Item 1, Note D to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein), alleging Noto’s breach of his employee confidentiality agreement, breach of his implied covenant of good faith and fair dealing and unfair competition.  Noto has denied liability and asserted certain affirmative defenses.  This action is in the preliminary stages of discovery.

For a description of additional legal proceedings, see Note D to the Unaudited Condensed Consolidated Financial Statements presented elsewhere in this report. With the exception of such proceedings there are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

Item 1A.  Risk Factors

The risks and uncertainties to which the Company’s financial condition and results of operations are subject are discussed in detail in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in such risk factors have occurred since they were last disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  Other Information

On May 10th, 2011, the Company received delivery of a License Agreement with ICW AG, effective as of April 21, 2011 (“License Agreement”) for the Specifications and 12 of the Company’s Care Management Plans as described above, and on April 19, 2011, ICW AG paid the Company $165,000—$125,000 for the execution of the MOU and receipt of the Specifications and $40,000 for professional services for the period April 18, 2011 until the end of April under the PS Agreement which, together with the Reseller Agreement, is in the process of being negotiated.

Under the License Agreement, the Company granted ICW AG (1) an exclusive, worldwide, irrevocable, perpetual, royalty-free, fully paid up, right and license to the Company’s Care Management Specifications, and (2) a non-exclusive, world-wide perpetual royalty-free license to use, copy, translate, distribute, publish, rent, lease, market, sublicense, pledge, assign, dispose of, encumber, transfer, alter, modify or enhance, create derivative works from or based on twelve (12) of the Company’s Care Management Plans to be selected by ICW AG.  As indicated above, ICW AG agreed to pay the Company $175,000 for these licenses; it paid the Company $125,000 on April 19, 2011 and agreed to pay the $50,000 balance on or before May 14, 2011.

A copy of the License Agreement is filed as Exhibit 10.2 to this Form 10-Q.

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

CareAdvantage, Inc

May 16, 2011	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and
Acting Principal Financial Officer

EXHIBIT INDEX

10.1
Memorandum of Understanding (“MOU”) between the Company, InterComponentWare AG and its subsidiary, InterComponentWare, Inc. dated April 15, 2011 (incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-K for the year ended December 31, 2010).  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

10.2	License Agreement between the Company and InterComponentWare AG delivered on May 10, 2011 and effective as of April 21, 2011. *

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*filed herewith
**furnished herewith