Form 10-Q
period 2011-06-30
CAREADVANTAGE INC
filed 2011-08-15
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of July 22, 2011 is 145,250,442

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,000	$457,000
Accounts receivable	98,000	125,000
Prepaid expenses and other current assets	106,000	86,000
Total current assets	313,000	668,000

Property and equipment, at cost net of accumulated depreciation	19,000	47,000
Other assets	75,000	-
Total Assets	$407,000	$715,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$52,000	$70,000
Accrued compensation and related benefits	65,000	64,000
Accrued professional fees	50,000	50,000
Other current liabilities	1,000	1,000
Note payable – current	35,000	-
Deferred revenue	89,000	227,000
Capital lease obligation – current	6,000	26,000
Total current liabilities	298,000	438,000

Long term liabilities:
Note payable – long term	68,000	-
Deferred rent	302,000	316,000
Total long term liabilities	370,000	316,000

Total Liabilities	668,000	754,000

Stockholders' deficit:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; 145,250,442
shares issued and outstanding at June 30, 2011 and at December 31, 2010	145,000	145,000
Additional capital	24,446,000	24,446,000
Accumulated deficit	(24,852,000)	(24,630,000)
Total stockholders' deficit	(261,000)	(39,000)
Total Liabilities and Stockholders' Deficit	$407,000	$715,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

License fees and service revenue	$760,000	$1,116,000	$1,216,000	$1,976,000

Costs of services	221,000	323,000	453,000	671,000

Gross profit	539,000	793,000	763,000	1,305,000

Operating expenses:

Selling, general and administrative	453,000	599,000	931,000	1,278,000
Depreciation and amortization	15,000	16,000	29,000	32,000
Loss on building lease	8,000	-	8,000	224,000
Total operating expenses	476,000	615,000	968,000	1,534,000

Operating income/(loss)	63,000	178,000	(205,000)	(229,000)

Interest expense	9,000	5,000	17,000	10,000

Net income/(loss)	$54,000	$173,000	$(222,000)	$(239,000)

Net income/(loss) per share of common stock	$.00	$.00	$(.00)	$(.00)

Weighted average number of common shares outstanding -

Basic	145,250,000	145,250,000	145,250,000	144,354,0000

Diluted	145,381,000	145,250,000	145,250,000	144,354,0000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:

Net loss	$(222,000)	$(239,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	29,000	32,000
Stock based compensation	-	5,000
Loss on building lease – security deposit	-	167,000
Loss on building lease – deferred rent	8,000	57,000

Change in:

Deferred revenue	(138,000)	(195,000)
Accounts receivable	27,000	31,000
Prepaid expenses and other assets	(95,000)	19,000
Accounts payable	(18,000)	9,000
Accrued expenses and other current liabilities	1,000	22,000
Deferred rent	(22,000)	(63,000)

Net cash used in operating activities	(430,000)	(155,000)

Cash flows from investing activities:

Capital expenditures	(1,000)	-

Net cash used in investing activities	(1,000)	-

Cash flows from financing activities:

Proceeds from exercise of stock options, net of costs	-	23,000
Proceeds from note payable	116,000	-
Repayment of note payable	(13,000)	-
Repayment of capital leases	(20,000)	(30,000)

Net cash provided by/(used in) financing activities	83,000	(7,000)

Net decrease in cash and cash equivalents	(348,000)	(162,000)

Cash and cash equivalents - beginning of period	457,000	510,000

Cash and cash equivalents - end of period	$109,000	$348,000

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at June 30, 2011 and a forecast prepared by management, which takes into account executed contracts and a pipeline of new business from existing and prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next twelve months unless the Company obtains the proposed financing discussed in Note [A][5] below and/or other financing, and there can be no assurance that the Company will obtain such financing. For the three and six months ended June 30, 2011, the Company had net income/(loss) of $54,000 and ($222,000), respectively.  Additionally, at June 30, 2011, the Company has an accumulated deficit of $24,852,000, stockholders deficit of $261,000 and cash and cash equivalents of $109,000.  These factors, combined with the termination of the BCBSTX Agreement as discussed in Note [A][3] below, raise doubt regarding the Company’s ability to continue as a going concern.  If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[3]         Termination of Blue Cross and Blue Shield of Texas Agreement:

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work. The Company recognized approximately $998,000 and $1,835,000 of revenues for the six months ended June 30, 2010 and year ended December 31, 2010, respectively, from BCBSTX.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[4]         Recent Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (ASU 2011-04), which amends ASC 820. ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

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

[5]        Agreements with IntercomponentWare AG and InterComponentWare, Inc.:

As previously reported by the Company on the Form 8-K filed on April 15, 2011, the Company entered into a Memorandum of Understanding (“MOU”) with InterComponentWare AG (“ICW AG”) and its subsidiary, InterComponentWare, Inc. (“ICW”) dated April 15, 2011.  The MOU contained both binding and non-binding sections.

A summary of material binding sections is as follows:

The Company would enter into a Professional Services Agreement (“PS Agreement”) and Statement of Work (“SOW”) to provide two full time equivalent employees to perform care management business process and clinical process consulting services to ICW AG on an as needed basis for the remainder of April 2011, and in the months of May 2011 and June 2011.  The fees to be paid to the Company would be $40,000 due April 18, 2011, $80,000 due May 1, 2011 and $80,000 due June 1, 2011, plus applicable travel expenses.  Upon mutual agreement of the parties, additional due diligence by ICW AG relating to the Company, and contingent upon the execution of a contract for RPNavigator by Geisinger Health Plan by June 30, 2011, the PS Agreement could be extended for an additional term of three months at the same rates and capacity as described above.

ICW AG would purchase a license to the Company’s Care Management Specifications (“Specifications”) and 12 of the Company’s Care Management Plans under a worldwide perpetual, royalty free license for a payment of $175,000, plus annual maintenance fees to update the Care Management Plans.  Of the $175,000, ICW AG paid $125,000 upon the execution of the MOU and receipt of the Specifications and the remaining payment of $50,000 payable 30 days from the execution of the MOU and receipt of the 12 Care Management Plans was paid on June 1, 2011.  The remaining terms would be defined in a separate license agreement.

On May 10, 2011, the Company received delivery of a License Agreement with ICW AG, effective as of April 21, 2011 (“License Agreement”) for the Specifications and 12 of the Company’s Care Management Plans as described above, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2011, and on April 19, 2011, ICW AG paid the Company $165,000—$125,000 for the execution of the MOU and receipt of the Specifications as discussed above and $40,000 for professional services for the period April 18, 2011 until the end of April.  Thereafter, for each of the months of May 2011 and June 2011, the Company provided professional services, and ICW AG paid the Company $80,000 for professional services in accordance with the terms of the MOU.    Notwithstanding the provision in the MOU providing that the parties would enter into a PS Agreement and SOW regarding these professional services, no such PS Agreement or SOW have been agreed upon to date.

The Company and ICW agreed they would enter into a Reseller Agreement to allow ICW to resell RPNavigator software.  The Reseller Agreement will provide for a source code escrow, pursuant to which the Company will deposit with an intellectual property management company, at ICW’s expense, the latest version of the Company’s source code, its documentation and related materials for the RPNavigator software.  The source code may be released to ICW in the event the Company (i) files a petition for bankruptcy, (ii) is forced into an involuntary bankruptcy, (iii) is acquired by another company, (iv) the Company ceases operations, and (v) the Company defaults on a loan from ICW during the period of the loan (as discussed below) (each of the foregoing events is a “Trigger Event”).   Upon the occurrence of a Trigger Event, ICW will have a right to the release of the source code as follows:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the material non-binding sections of the MOU is as follows:

ICW AG would consider a loan to the Company for up to $700,000 for a period of 24 months, subject to the results of the SOW deliveries under the PS Agreement, market conditions and final approval of the supervisory board of ICW AG.  The current discussion between the parties has included (i) monthly repayments beginning 13 months after the date of the loan, to be paid in 12 monthly installments of principal and interest through the 24th month, with interest beginning to accrue on the first day at a rate of prime plus one percent (1%), and (ii) warrants for no consideration to acquire at least 10% of the outstanding shares of the Company at the time of the loan.

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

[6]        Subsequent Event:

On July 28, 2011, ICW paid the Company $100,000 for additional professional services.  In so doing, it indicated that it desires to enter into a PS Agreement regarding such services.

Also, the parties are continuing the process of negotiating a Reseller Agreement, and ICW has informally advised the Company that it intends to loan the Company $700,000.

No assurance can be given that the Company will obtain the loan from ICW AG on favorable terms, or at all, or, even if it does obtain the loan, that the Company’s ability to continue as a going concern will improve.

Note B—Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock.  Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of diluted income or loss because they had an anti-dilutive impact are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total Potential Dilutive Shares	7,914,000	9,472,000	9,472,000	9,472,000

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

For the six month periods ended June 30, 2011 and 2010, the Company included approximately $0 and $5,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statements of operations.  For the six months ended June 30, 2010, the total equity-based compensation was related to an approximate $5,000 one-time charge for a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

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

Note F—Leased Space:

On January 18, 2010, the Company received delivery of an executed new Office Lease with its current landlord for 6,189 square feet of space in Building A at Woodbridge Corporate Plaza, 485 Route One South, Iselin, New Jersey, the same office park in which the Company previously maintained its offices in Building C.  The new lease (“New Lease”) was made as of December 28, 2009, and its term commenced on April 15, 2010, the date the landlord delivered the new space to the Company.  The New Lease has a term of seventy-six full calendar months commencing May 1, 2010 (each a “Lease Month”), and a monthly base rent for Lease Months 1 to 12 of $22,512.49, and for Lease Months 13 to 76 of $14,441.00.  (The rent for the partial calendar month of April 2010 is a prorated portion of the base rent for the first Lease Month.)  In addition to the base rent, the Company is obligated to pay separately metered electric charges, and commencing January 1, 2011, a ratable portion of increases from 2010 in real estate taxes, operating expenses and certain utility charges.  The New Lease provides the Company a credit of $10,057.13 against the monthly base rent for Lease Months 1, 2, 7 and 14.  In addition, the New Lease provides the Company an additional credit of $8,379.67 per month for the first 12 Lease Months.  The New Lease did not require an initial security deposit; however, the Company was required to deliver to the landlord no later than January 15, 2011, the sum of $10,000 to be held as a security deposit, which the Company timely delivered.  Finally, the landlord performed, at its expense, certain work in readying the leased premises for the Company’s occupancy.

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

Pursuant to the Surrender Agreement, (i) CAHS released the landlord from all claims arising out of the prior lease, and (ii) upon CAHS’s delivery of the premises (excluding the subleased space) to the landlord in accordance with the Surrender Agreement, and CAHS’s timely payment of rent and other expenses owed to the Landlord under the prior lease through the Surrender Date, the landlord released CAHS of all claims arising out of the prior lease.  Pursuant to the Surrender Agreement, the sublease agreements the Company had entered into with a subtenant subleasing the space under the old lease were terminated effective as of the Surrender Date, and the subtenant is currently leasing the subleased space directly from the landlord.

As a result of the New Lease, during the six months ended June 30, 2010, the Company recorded a loss of approximately $224,000, which included the forfeiture of the security deposit under the existing lease as described above.  During the quarter ended June 30, 2011, the Company revised its estimated loss as a result of the New Lease and recorded an additional charge of approximately $8,000.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011, the Company had deferred rent of approximately $302,000, representing the difference between the negotiated lease obligation and the rent expense on a straight-line basis over the term of the New Lease.

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

As of June 30, 2011, the Company had approximately $90,000 in prepaid assets relating to the license agreement with Informatica, representing the unamortized portion of the licensed software.  The Company also had the related liability of approximately $103,000 representing the unamortized amount of the note payable to SLC.

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

Management believes that the Company must continue refining its current product offerings in order to continue adding value to existing and potential customers. Management intends to continue its evaluation of each service in light of anticipated changes in the health care industry, as well as the availability and timeliness of competent resources. To further expand its product offerings, the Company may pursue alternatives to its internal product and service development efforts by entering into strategic alliances and joint ventures.

 As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Dennis Mouras, the Company’s Chief Executive Officer, has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work.  The Company recognized approximately $998,000 and $1,835,000 of revenues for the six months ended June 30, 2010 and year ended December 31, 2010, respectively, from BCBSTX.

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

Certain accounting policies have a significant impact on amounts reported in financial statements.  The Company’s most critical accounting policies are discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and relate to revenue recognition, and equity-based compensation.  Management continuously monitors the Company’s application of these policies to its operations and makes changes as necessary.

A critical accounting policy is one that is both important to the portrayal of the Company's financial condition or results of operations and requires significant judgment or a complex estimation process. The Company believes the following fit that definition:

Revenue recognition

With respect to RPNavigator license fees, most of the Company’s customers that license RPNavigator are required, as part of their agreements with the Company, to receive consulting services from the Company. All contracts provide for licensing of RPNavigator and consulting services at a fixed monthly or annual fee, a per member per month fee, or a combination of both. The Company recognizes the revenue from licensing RPNavigator and consulting services ratable as such services are performed. Additionally, the Company provides separate consulting services on a fee for service basis. Revenue for these consulting services is recognized as the services are provided.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (ASU 2011-04), which amends ASC 820. ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and six months ended June 30, 2011, with those for the three and six months ended June 30, 2010. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Revenues:

The Company's total operating revenues for the three-month periods ended June 30, 2011 and June 30, 2010 were approximately $760,000 and $1,116,000, respectively. The revenue was generated primarily from license and consulting fees earned during the periods.  The decrease in revenue for the three months ended June 30, 2011 over the same period last year was primarily attributable to a decrease of approximately $498,000 due to termination of services for one customer, decreases of approximately $243,000 in current customer business largely due to decreased services for one customer and fluctuations in membership for certain customers, offset by increased revenue of approximately $385,000 in new business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended June 30, 2011 and June 30, 2010 was approximately $221,000 and $323,000, respectively. The decrease in the cost of services for the three-month period ended June 30, 2011 when compared to the same period last year was primarily due to decreases in personnel costs of approximately $89,000 largely on account of severance and bonus payments relating to employee terminations in 2010, decreases of approximately $32,000 relating to licenses fees for one customer that terminated services with the Company, offset by an increase of approximately $19,000 in reimbursable travel expenses for one customer.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the three-month periods ended June 30, 2011 and June 30, 2010 were approximately $453,000 and $599,000, respectively. The decrease for the three-month period ended June 30, 2011 when compared to the same period last year is primarily attributable to decreases in professional costs of approximately $86,000, decreases in personnel costs of approximately $28,000, decreases in information and communication costs of approximately $4,000, decreases in facility costs of approximately $1,000, decreases in travel costs of approximately $1,000, and decreases of approximately $26,000 in other general and administrative costs.

Net income:

The Company had a net income of $54,000 for the three months ended June 30, 2011 compared to a net income of $173,000 for the three months ended June 30, 2010.  The $119,000 decrease in net income is primarily attributable to an $8,000 loss on the building lease reported for the three months ended June 30, 2011 that was not reported for the same period of the previous year as well as a $115,000 decrease in operating income from $178,000 for the three months ended June 30, 2010 to $63,000 for the three months ended June 30, 2011 largely due to the termination of services of one customer.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Revenues:

The Company's total operating revenues for the six-month periods ended June 30, 2011 and June 30, 2010 were approximately $1,216,000 and $1,976,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the six months ended June 30, 2011 over the same period last year was primarily attributable to approximately $998,000 due to termination of services for one customer and one time engagements of approximately $54,000 in 2010 that did not reoccur in 2011, decreases of approximately $93,000 in current customer business largely due to decreased services for one customer and fluctuations in membership for certain customers, offset by increased revenue of approximately $385,000 in new business.

Cost of services:

The Company’s total direct cost of services for the six-month periods ended June 30, 2011 and June 30, 2010 was approximately $453,000 and $671,000, respectively. The decrease in the cost of services for the six-month period ended June 30, 2011 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $185,000 largely on account of severance and bonus payments relating to employee terminations in 2010, decreases of approximately $63,000 relating to license fees for one customer that terminated services with the Company, offset by an increase of approximately $30,000 in reimbursable travel expenses for one customer.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the six-month periods ended June 30, 2011 and June 30, 2010 were approximately $931,000 and $1,278,000, respectively. The decrease for the six-month period ended June 30, 2011 when compared to the same period last year is primarily attributable to decreases in professional costs of approximately $143,000, decreases in personnel costs of approximately $71,000, decreases in information and communication costs of approximately $8,000, decreases in facility costs of approximately $51,000 largely due to a new lease, decreases in travel costs of approximately $5,000, and decreases of approximately $69,000 in other general and administrative costs.

Net Loss

The Company had a net loss of ($222,000) for the six months ended June 30, 2011 compared to a net loss of ($239,000) for the six months ended June 30, 2010.  The $17,000 decrease in net loss is primarily attributable to a one time loss in the amount of $224,000 reported for the six months ended June 30, 2010 in connection with the new building lease, offset by a decrease in operating loss from ($229,000) for the six months ended June 30, 2010 to ($205,000) for the six months ended June 30, 2011, largely due to the termination of services by one customer and one time engagements in 2010  that did not reoccur in 2011, offset by decreases in professional costs, personnel costs,  and other selling, general and administrative expenses.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General:

At June 30, 2011, the Company had working capital of approximately $15,000, stockholders’ deficit of approximately $261,000 and an accumulated deficit of approximately $24,852,000.

Financial condition and Going Concern:

At June 30, 2011, the Company had cash of $109,000 as compared to $457,000 as of December 31, 2010.  The decrease in cash was primarily due to net cash used in operating activities of $430,000.  The net cash used in operating activities was largely a consequence of the net operating loss of ($205,000) for the period ended June 30, 2011, a decrease in deferred liabilities of approximately $152,000, non-cash charges of approximately $29,000, decreases in prepaid expenses of approximately $95,000, decreases in accounts receivable of approximately $27,000 and decreases in accounts payable and other current liabilities of approximately $17,000.

The Company had working capital at June 30, 2011 of approximately $15,000 as compared to working capital of approximately $230,000 at December 31, 2010. The decrease in working capital was primarily due to cash used in operating activities of approximately $430,000, which included an operation loss of approximately ($205,000) for the period ended June 30, 2011.

Net cash used in investing activities for the six-month period ended June 30, 2011 was approximately $1,000, largely due to the purchase of fixed assets.

Net cash provided by financing activities for the six-month period ended June 30, 2011 was approximately $83,000 related to proceeds from a note payable of approximately $116,000 offset with payments on the note of approximately $13,000 and payments of approximately $20,000 relating to capital lease payments.

During the period ended June 30, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

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

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at June 30, 2011 and cash flow from operations based on a forecast prepared by management, which took into account executed contracts (including contracts with new customers as well as expanding business with current customers), and a pipeline of prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next 12 months, unless it receives the proposed financing discussed in Part 1, Item 1, Note [A][5] to the Unaudited Condensed Consolidated Financial Statements included in this filing and/or other financing.  In the event the Company receives the proposed financing, management expects that the Company’s liquidity and financial condition will greatly improve.  However, no assurance can be given that the Company will be able to secure such financing or, even if it does, that the Company will achieve the results anticipated by management.  If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcomes of this uncertainty.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended June 30, 2011, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CareAdvantage, Inc

August 15, 2011	/s/ Dennis J. Mouras
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

10.2
License Agreement between the Company and InterComponentWare AG delivered on May 10, 2011 and effective as of April 21, 2011 (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended March 31, 2011.

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*filed herewith
**furnished herewith
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Section.