Form 10-Q
period 2011-09-30
CAREADVANTAGE INC
filed 2011-11-14
CIK 937252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐  No   ☒

The number of shares of Common Stock outstanding as of October 21, 2011 is 145,250,442

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CAREADVANTAGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$46,000	$457,000
Accounts receivable	44,000	125,000
Prepaid expenses and other current assets	98,000	86,000
Total current assets	188,000	668,000

Property and equipment, at cost net of accumulated depreciation	5,000	47,000
Other assets	51,000	-
Total Assets	$244,000	$715,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$50,000	$70,000
Accrued compensation and related benefits	87,000	64,000
Accrued professional fees	50,000	50,000
Other current liabilities	1,000	1,000
Notes payable – current	207,000	-
Deferred revenue	4,000	227,000
Capital lease obligation – current	-	26,000
Total current liabilities	399,000	438,000

Long term liabilities:
Notes payable - long term	58,000	-
Deferred rent	287,000	316,000
Total long term liabilities	345,000	316,000

Total Liabilities	744,000	754,000

Stockholders' (deficit)/equity:
Preferred stock-par value $.10 per share; authorized 10,000,000 shares; none issued
Common stock-par value $.001 per share; authorized 200,000,000 shares; 145,250,442 shares issued and outstanding at September 30, 2011 and at December 31, 2010	145,000	145,000
Additional capital	24,446,000	24,446,000
Accumulated deficit	(25,091,000)	(24,630,000)
Total Stockholders' Deficit	(500,000)	(39,000)
Total Liabilities and Stockholders' Deficit	$244,000	$715,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
License fees and service revenue	$416,000	$792,000	$1,632,000	$2,768,000

Costs of services	182,000	255,000	635,000	926,000

Gross profit	234,000	537,000	997,000	1,842,000

Operating expenses:

Selling, general and administrative	450,000	517,000	1,381,000	1,795,000
Depreciation and amortization	14,000	16,000	43,000	48,000
Loss on building lease	-	-	8,000	224,000
Total operating expenses	464,000	533,000	1,432,000	2,067,000

Operating (loss)/income	(230,000)	4,000	(435,000)	(225,000)

Interest expense	9,000	5,000	26,000	15,000

Net loss	$(239,000)	$(1,000)	$(461,000)	$(240,000)

Net loss per share of common stock	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding - Basic and diluted	145,250,000	145,250,000	145,250,000	144,656,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

CAREADVANTAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(461,000)	$(240,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	48,000
Stock based compensation	-	5,000
Loss on building lease – security deposit	-	167,000
Loss on building lease – deferred rent	8,000	57,000

Changes in:

Deferred revenue	(223,000)	(205,000)
Accounts receivable	81,000	81,000
Prepaid expenses and other assets	(63,000)	33,000
Accounts payable	(20,000)	38,000
Accrued expenses and other current liabilities	23,000	6,000
Deferred rent	(37,000)	(77,000)

Net cash used in operating activities	(649,000)	(87,000)

Cash flows from investing activity:

Capital expenditures	(1,000)	-

Net cash used in investing activities	(1,000)	-

Cash flows from financing activity:

Proceeds from exercise of stock options, net of costs	-	23,000
Proceeds from notes payable	286,000	-
Repayment of notes payable	(21,000)	-
Repayment of capital leases	(26,000)	(38,000)

Net cash provided by/(used in) financing activities	239,000	(15,000)

Net decrease in cash and cash equivalents	(411,000)	(102,000)

Cash and cash equivalents - beginning of period	457,000	510,000

Cash and cash equivalents - end of period	$46,000	$408,000

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing. Based on cash on hand at September 30, 2011 and a forecast prepared by management, which takes into account executed contracts and a pipeline of new business from existing and prospective clients, management has determined that the Company  may not be able to meet its obligations as they become due during the next twelve months unless the Company obtains the proposed financing discussed in Note [A][5] below and/or other financing, and there can be no assurances that the Company will obtain such financing.  For the three and nine months ended September 30, 2011, the Company had a net loss of $239,000 and $461,000, respectively.  Additionally, at September 30, 2011, the Company has an accumulated deficit of $25,091,000, stockholders’ deficit of $500,000 and cash and cash equivalents of $46,000.  These factors, combined with the notice of termination of the BCBSTX Agreement as discussed in Note [A][3] below, raise substantial doubt regarding the Company’s ability to continue as a going concern.  If the Company does not attain management’s plans discussed in Note [A][5], the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[3] Notice of Termination of Blue Cross and Blue Shield of Texas Agreement:

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work.  The Company recognized approximately $1,500,000 and $1,835,000 of revenues for the nine months ended September 30, 2010 and the year ended December 31, 2010, respectively, from BCBSTX.

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

A summary of material binding sections is as follows:

The Company and ICW AG agreed they would enter into a Professional Services Agreement (“PS Agreement”) and Statement of Work (“SOW”) to provide two full time equivalent employees to perform care management business process and clinical process consulting services to ICW AG on an as needed basis for the remainder of April 2011, and in the months of May 2011 and June 2011.  The fees to be paid to the Company would be $40,000 due April 18, 2011, $80,000 due May 1, 2011 and $80,000 due June 1, 2011, plus applicable travel expenses.  Upon mutual agreement of the parties, additional due diligence by ICW AG relating to the Company, and contingent upon the execution of a contract for RPNavigator by Geisinger Health Plan by June 30, 2011, the PS Agreement could be extended for an additional term of three months at the same rates and capacity as described above.

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

On May 10, 2011, the Company received delivery of a License Agreement with ICW AG, effective as of April 21, 2011 (“License Agreement”) for the Specifications and 12 of the Company’s Care Management Plans as described above, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2011, and on April 19, 2011, ICW AG paid the Company $165,000--$125,000 for the execution of the MOU and receipt of the Specifications as discussed above and $40,000 for professional services for the period April 18, 2011 until the end of April.  Thereafter, for each of the months of May 2011 and June 2011, the Company provided professional services, and ICW AG paid the Company $80,000 for professional services in accordance with the terms of the MOU.    Notwithstanding the provision in the MOU providing that the parties would enter into a PS Agreement and SOW regarding these professional services, no such PS Agreement or SOW have been agreed upon to date.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note B—Per share data:

Basic loss per share is computed based on the weighted average number of outstanding shares of common stock.  Potentially dilutive securities where the exercise prices were greater than the average market price of the common stock during the period were excluded from the computation of diluted income or loss because they had an anti-dilutive impact are as follows:

	Three and Nine Months Ended September 30,
	2011	2010
Total Potential Dilutive shares	9,472,000	9,472,000

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

For the nine month periods ended September 30, 2011 and 2010, the Company included approximately $0 and $5,000, respectively, of equity-based compensation in its operating expenses (Selling, general and administrative) in the Company’s statement of operations.   For the nine months ended September 30, 2010, the total equity-based compensation was related to an approximate $5,000 one-time charge for a stock grant of 599,000 shares of the Company’s common stock to an employee in connection with the employee’s termination of employment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are to be classified as financing cash flows.  The Company did not realize any tax benefits from stock options during the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under existing stock option plans.

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

As a result of the New Lease, during the nine months ended September 30, 2010, the Company recorded a loss of approximately $224,000, which included the forfeiture of the security deposit under the existing lease as described above.  During the quarter ended June 30, 2011, the Company revised its estimated loss as a result of the New Lease and recorded an additional charge of approximately $8,000.

At September 30, 2011, the Company had deferred rent of approximately $287,000, representing the difference between the negotiated lease obligation and the rent expense on a straight-line basis over the term of the New Lease.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G – Notes Payable and Prepaid Assets:

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

As of September 30, 2011, the Company had approximately $77,000 in prepaid assets relating to the license agreement with Informatica, representing the unamortized portion of the licensed software.  The Company also had the related liability of approximately $95,000 representing the unamortized amount of the note payable to SLC.

As of September 30, 2011, the Company had borrowed $120,000 from its President and Chief Executive Officer and $50,000 from its general counsel. These loans, which are related party transactions, bear interest at six (6%) percent per annum and are due upon demand, are evidenced by promissory notes stating that the holder shall make no demand for repayment before thirty days from the date of the loan.

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

As previously reported by the Company on the Form 8-K filed on September 2, 2010, Blue Cross and Blue Shield of Texas (“BCBSTX”), a division of Health Care Service Corporation (“HCSC”), terminated the Service and License Agreement between the Company and BCBSTX effective November 30, 2010.  In so doing, HCSC nevertheless indicated a desire to continue to obtain ad hoc reports using the Company’s RPNavigator tool, as well as do business with the Company, and Mr. Mouras has proposed providing HCSC assistance regarding Accountable Care Organizations (“ACOs”) and “Medical Home” (wherein the health plan uses the physician’s office to manage care).  An officer of HCSC has indicated to Mr. Mouras that HCSC continues to be interested in working with the Company regarding ACOs and Medical Home, but it must first develop its strategy for these initiatives.  Accordingly, at present, it is uncertain whether the Company will obtain additional work from HCSC and if so, the timing and extent of any such additional work.  The Company recognized approximately $1,500,000 and $ 1,835,000 of revenues for the nine months ended September 30, 2010 and year ended December 31, 2010, respectively, from BCBSTX.

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

RESULTS OF OPERATIONS:

The following discussion compares the Company’s results of operations for the three and nine months ended September 30, 2011, with those for the three and nine months ended September 30, 2010. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Revenues:

The Company's total operating revenues for the three-month periods ended September 30, 2011 and September 30, 2010 were approximately $416,000 and $792,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the three months ended September 30, 2011 over the same period last year was primarily attributable to decreases of approximately $502,000 resulting from the termination of services for one customer, offset by increases of approximately $26,000 in current customer business and increased revenue of approximately $100,000 in new business.

Cost of services:

The Company’s total direct cost of services for the three-month periods ended September 30, 2011 and September 30, 2010 was approximately $182,000 and $255,000, respectively. The Company’s direct costs of services represented approximately 44% and 32% of revenues for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.  The decrease in the cost of services for the three-month period ended September 30, 2011 when compared to the same period last year was primarily due to decreases in personnel costs of approximately $36,000 largely on account of severance and bonus payments relating to employee terminations in 2010 and decreases in license fees and reimbursable travel expenses of approximately $37,000.

Selling, general and administrative expenses:

The Company’s total selling, general and administrative costs for the three-month periods ended September 30, 2011 and September 30, 2010 were approximately $450,000 and $517,000, respectively. The decrease for the three-month period ended September 30, 2011 when compared to the same period last year is primarily attributable to decreases in professional costs of approximately $41,000, decreases in personnel costs of approximately $17,000, decrease in other general and administrative costs of approximately $12,000, decreases of approximately $3,000 in travel costs, offset by increases in facility costs of approximately $6,000.

Net loss:

The Company had a net loss of ($239,000) for the three months ended September 30, 2011 compared to a net loss of ($1,000) for the three months ended September 30, 2010.  The $238,000 decrease in net income is primarily attributable to a $234,000 decrease in operating income from $4,000 for the three months ended September 30, 2010 to an operating loss of ($230,000) for the three months ended September 30, 2011 largely due to the termination of services for one customer.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Revenues:

The Company's total operating revenues for the nine-month periods ended September 30, 2011 and September 30, 2010 were approximately $1,632,000 and $2,768,000, respectively. The revenue was generated primarily from license and consulting fees earned during these periods. The decrease in revenue for the nine months ended September 30, 2011 over the same period last year was primarily attributable to decreases of approximately $1,500,000 resulting from the termination of services for one customer and one time engagements of approximately $54,000 in 2010 that did not reoccur in 2011, decreases of approximately $67,000 in current customer business largely due to decreased services for one customer and fluctuations in membership for certain customers, offset by increased revenue of approximately $485,000 in new business.

Cost of services:

The Company’s total direct cost of services for the nine-month periods ended September 30, 2011 and September 30, 2010 was approximately $635,000 and $926,000, respectively. The Company’s direct costs of services represented approximately 39% and 33% of revenues for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.  The decrease in the cost of services for the nine-month period ended September 30, 2011 when compared to the same period last year is primarily due to decreases in personnel costs of approximately $221,000 largely on account of severance and bonus payments relating to employee terminations in 2010 and decreases of approximately $99,000 relating to license fees, offset by an increase of approximately $29,000 in reimbursable travel expenses.

Selling, general and administrative expenses:

The Company’s total selling, general, and administrative costs for the nine-month periods ended September 30, 2011 and September 30, 2010 were approximately $1,381,000 and $1,795,000, respectively. The decrease for the nine-month period ended September 30, 2011 when compared to the same period last year is primarily attributable to decreases in professional costs of approximately $184,000, decreases in personnel costs of approximately $88,000, decreases in information and communication costs of approximately $8,000, decreases in facility costs of approximately $45,000 largely due to a new lease, decreases in travel costs of approximately $8,000, and decreases of approximately $81,000 in other general and administrative costs.

Net loss:

The Company had a net loss of ($461,000) for the nine months ended September 30, 2011 compared to a net loss of ($240,000) for the nine months ended September 30, 2010.  The $221,000 increase in net loss is primarily attributable to a $210,000 increase in operating loss from ($225,000) for the nine months ended September 30, 2010 to ($435,000) for the nine months ended September 30, 2011, which is largely due to the termination of services of one customer, offset by a one time loss in the amount of $224,000 reported for the nine months ended September 30, 2010 in connection with the new building lease.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES:

General:

At September 30, 2011, the Company had negative working capital of approximately $211,000, stockholders’ deficit of approximately $500,000 and an accumulated deficit of approximately $25,091,000.

Financial condition and going concern:

At September 30, 2011, the Company had cash of $46,000 as compared to $457,000 as of December 31, 2010.  The decrease in cash was primarily due to net cash used in operating activities of $649,000.  The net cash used in operating activities was largely a consequence of the net operating loss of ($461,000) for the period ended September 30, 2011, a decrease in deferred liabilities of approximately $252,000, non-cash charges of approximately $43,000, decreases in prepaid expenses of approximately $63,000, decreases in accounts receivable of approximately $81,000 and increases in accounts payable and other current liabilities of approximately $3,000.

The Company had negative working capital at September 30, 2011 of approximately $211,000 as compared to working capital of approximately $230,000 at December 31, 2010. The decrease in working capital was primarily due to cash used in operating activities of approximately $649,000, which included an operation loss of approximately ($461,000) for the period ended September 30, 2011 as described above.

Net cash used in investing activities for the nine-month period ended September 30, 2011 was approximately $1,000, largely due to the purchase of fixed assets.

Net cash provided by financing activities for the nine-month period ended September 30, 2011 was approximately $239,000 related to proceeds from loans of approximately $286,000 (including loans in the amount of $170,000 made in the third quarter by our Chief Executive Officer and general counsel) offset by loan repayments of approximately $21,000 and payments of approximately $26,000 relating to capital leases.

During the period ended September 30, 2010, the Company recorded a loss of approximately $224,000 in connection with the entry into a new building lease, which included the forfeiture of the security deposit under the prior lease as described in Note F in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

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

The Company generates most of its revenue from the licensing of RPNavigator and providing consulting services in connection with that licensing.  Based on cash on hand at September 30, 2011 and cash flow from operations based on a forecast prepared by management, which took into account executed contracts (including contracts with new customers as well as expanding business with current customers), and a pipeline of prospective clients, management has determined that the Company may not be able to meet its obligations as they become due during the next 12 months, unless it receives the proposed financing discussed in Part 1, Item 1, Note [A][5] to the Unaudited Condensed Consolidated Financial Statements included in this filing and/or other financing.  In the event the Company receives the proposed financing, management expects that the Company’s liquidity and financial condition will greatly improve.  However, no assurance can be given that the Company will be able to secure such financing or, even if it does, that the Company will achieve the results anticipated by management.  If the Company does not attain management’s plans, the Company will have to curtail operations, which will have a material adverse effect on the Company’s business prospects.  If the Company is unable to fund continuing operations, the Company will continue to operate at a loss and will be required to wind up its operations, sell its assets, restructure the business, or liquidate, as a result of which there is substantial doubt about its ability to continue as a going concern.  The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcomes of this uncertainty.

SUBSEQUENT EVENT:

Dennis J. Mouras, President and Chief Executive Officer, Director and a more than 5% owner of the Company, agreed to defer receipt of his compensation beginning with the second payroll in October 2011; and George Neidich, general counsel, Secretary and a more than 5% owner of the Company, agreed to defer receipt of his legal fees beginning September 2011.  The Company plans to make all payments on compensation deferrals for Mr. Mouras and fees for Mr. Neidich by December 31, 2011.  Also, on October 17, 2011, and October 31, 2011, Mr. Mouras loaned the Company an additional $50,000 and $10,000, respectively. These loans, which bear interest at six (6%) percent per annum, are due upon demand and are evidenced by promissory notes stating that the holder shall make no demand for repayment before thirty days from the date of the loan.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the quarter ended September 30, 2011, the Company evaluated, under the supervision and with the participation of management, including the Chief Executive Officer, who is also the acting Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CareAdvantage, Inc

November 14, 2011	/s/ Dennis J. Mouras
Dennis J. Mouras
Chief Executive Officer and
Acting Principal Financial Officer

EXHIBIT INDEX

31	Certifications pursuant to Rule 13a-14(a), promulgated under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*filed herewith
**furnished herewith
***         XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.